Form 10-Q
period 2023-03-31
Vascular Biogenics Ltd.
filed 2023-05-15
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-36581

Vascular Biogenics Ltd.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 HaSatat St. Modi’in, Israel	7178106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972-8-9935000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	VBLT	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2023, the registrant had 70,500,117 ordinary shares, par value NIS 0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance, which express the current beliefs and expectations of our management. Such statements involve a number of known and unknown risks, uncertainties and other factors that could cause our actual future results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements that are not historical facts and can be identified by words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, express or implied statements about:

●	the completion of the proposed merger, or the Merger, with Notable Labs, Inc., or Notable;
●	implementation of our organizational streamlining and workforce reduction and anticipated savings therefrom;
●	our cash runway;
●	exploration and execution of additional strategic transactions to further maximize shareholder value;
●	receipt of additional grant funding from the European Innovation Council, or EIC, accelerator program;
●	effects of discontinuation of the OVAL trial and ofra-vec program in all indications;
●	the initiation, timing, progress and results of our preclinical and clinical activities, including the first-in-human Phase 1 trial for VB-601 and our research and development program, subject to the Merger, if at all;
●	our expectations about the availability and timing of data from any clinical trial;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our plans for future clinical trials;
●	our ability to manufacture our product candidate in sufficient quantities for clinical trials and, if appropriate, commercialization;
●	the timing or likelihood of regulatory filings and approvals, including data required to file for regulatory approval;
●	the commercialization of our product candidate, if approved;
●	potential advantages of our product candidate;
●	the pricing and reimbursement of our product candidate, if approved;
●	our ability to develop and commercialize additional product candidates;
●	our business strategy;
●	the implementation of our business model, strategic plans for our business, product candidate and technology;
●	the scope and duration of protection we are able to establish and maintain for intellectual property rights covering our product candidate and technology;
●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;
●	our ability to establish and maintain collaborations and the benefits of such collaborations;
●	our ability to maintain our level of grant funding or obtain additional grant or other non-dilutive sources of funding and commitments associated with such grants; and
●	developments relating to our competitors and our industry.

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 14, 2023, including, among other things, the following:

●	There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.
●	If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with Notable, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	The issuance of our ordinary shares to Notable stockholders in the proposed Merger will substantially dilute the voting power of our current shareholders.
●	We are exploring strategic alternatives to enhance shareholder value, including the proposed Merger, transactions involving VB-601 and the recently completed sale of our Modi’in facility rights. We may not be successful in consummating such transactions or they may not deliver the value to our shareholders that we anticipate.
●	Historically, we have been highly dependent on the success of ofra-vec in oncology applications. The Phase 3 OVAL clinical trial evaluating ofra-vec in ovarian cancer has been discontinued after not meeting statistical significance in progression-free survival, or PFS, or overall survival, or OS, and we have ceased further development of ofra-vec in all indications. Such failure and discontinued internal development of ofra-vec has resulted in, and may result in future, workplace reduction measures, decrease anticipated near-term revenues and profitability, may cause reputational harm and result in a wind down of our operations.

●	We are not in compliance with The Nasdaq Stock Market LLC, or Nasdaq, minimum bid price requirement and if we fail to regain compliance with Nasdaq’s continued listing requirements (or if the Merger is completed and the combined company does not meet Nasdaq’s initial listing requirements), our ordinary shares could be delisted, which could adversely affect the liquidity of our ordinary shares and our ability to raise additional capital or enter into strategic transactions.
●	We have undergone a significant workforce reduction to reduce operating expenses and extend our cash runway, but such efforts may not yield the anticipated benefits, which could have a material effect on our operations.
●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations (or could impact our ability to complete the proposed Merger or the equity split in the proposed Merger).
●	We have received and may continue to receive Israeli government, EIC, or other governmental grants to assist in the funding of our research and development activities. If we lose our funding from these research and development grants and do not receive new grants, we may encounter difficulties in the funding of future research and development projects and implementing technological improvements, which would harm our operating results.
●	We have been approved to receive an additional $1.4 million from the Horizon Europe EIC Accelerator Program in grant funds for project activities conducted prior to the termination of the ofra-vec project; however, there can be no assurance that we will receive these funds.
●	We are highly dependent on our technology in general, and we cannot be certain that our product candidate VB-601 will receive regulatory approval or be commercialized or that we will be able to realize any value from VB-601. Any failure to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates, independently or in cooperation with a third party collaborator, or the experience of significant delays in doing so, would compromise our ability to generate revenue and become profitable.
●	Our product candidate VB-601 is based on novel technology and is in very early stages of development, which makes it difficult to predict the time and cost of development and potential regulatory approval.
●	We may find it difficult to enroll patients in future clinical trials, and patients could discontinue their participation in our clinical trials, which could delay or prevent clinical trials of our product candidate.
●	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.
●	The results from our future clinical trials may not be sufficiently robust to support the submission for marketing approval for our product candidate. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.
●	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our product candidate, if approved, that could materially affect the opportunity to commercialize.
●	We expect to rely on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.
●	We intend to rely on third-party manufacturers to produce commercial quantities of any of our product candidates that receive regulatory approval, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers do not have experience producing our product candidate at commercial levels and may not pass regulatory inspections or achieve the necessary regulatory approvals or produce our product candidate at the quality, quantities, locations and timing needed to support commercialization.
●	Our future success depends on our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel.
●	Pandemics or other global emergencies could have an adverse impact on our developmental programs and our financial condition.
●	The market price of our ordinary shares may be highly volatile, and you may not be able to resell your shares at the purchase price.
●	As of January 1, 2023, we lost our foreign private issuer status, and we are required to comply with (1) the Exchange Act’s domestic reporting regime and (2) accepted governance practices associated with U.S. domestic issuers in accordance with various SEC and Nasdaq rules, which will likely cause us to incur significant legal, accounting and other expenses. We also now qualify as a “smaller reporting company” and intend to use the scaled disclosures available to such companies, which may make an investment in our company less attractive to some investors.

These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.

All of the forward-looking statements we have included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation, and specifically decline any obligation, to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report might not occur.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
	U.S. dollars in thousands
ASSETS
Current assets:
Cash and cash equivalents	$26,094	$17,665
Restricted Cash	360	360
Short-term bank deposits	-	3,054
Other current assets	517	1,070
Total current assets	26,971	22,149

Non-current assets:
Funds in respect of employee rights upon retirement	340	368
Property, plant and equipment, net	802	6,601
Operating lease right-of-use assets	-	541
Total non-current assets	1,142	7,510
Total assets	$28,113	$29,659

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accruals:
Trade	$1,100	$808
Other	6,655	5,359
Current maturity of operating leases liability	-	564

Total current liabilities	$7,755	$6,731

Non-current liabilities:
Liability for employee rights upon retirement	459	477
Total non-current liabilities	459	477

Total liabilities	$8,214	$7,208

Shareholders’ equity:
Ordinary shares, NIS 0.01 par value; 200,000,000 Authorized as of March 31, 2023 and December 31, 2022; 69,750,117 shares issued and outstanding as of March 31, 2023 and December 31, 2022,	174	174
Additional paid in capital	316,741	316,654
Accumulated deficit	(297,016)	(294,377)
Total equity	19,899	22,451

Total liabilities and equity	$28,113	$29,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2023	2022
	U.S. dollars in thousands
Revenues	$-	$113
Cost of revenues	(2)	(55)
Gross profit	(2)	58

Research and development expenses, net	56	7,460
General and administrative expenses	3,239	3,162
Capital gain	(610)	-
Operating loss	2,687	10,564
Financial income	(67)	(146)
Financial expenses	19	10
Financial income, net	(48)	(136)

Net loss and comprehensive loss	$2,639	$10,428
	U.S. dollars
Loss per ordinary share
Basic and diluted	$0.03	$0.13

	Number of shares
Weighted average ordinary shares outstanding
Basic and diluted	77,800,117	77,386,967

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Ordinary shares
			Additional				subject to
	Ordinary shares in		paid		Accumulated	Total	possible redemption
	shares	Amount	capital	Warrants	deficit	equity	shares	Amount
				U.S. dollars in thousands
Balance at January 1, 2022	68,711,584	$171	$309,355	$3,127	$(262,073)	$50,580	615,366	$1,598
Changes for the three months ended
March 31, 2022
Net loss					(10,428)	(10,428)
Reclassification of redemption shares into ordinary shares	615,366	2	1,596			1,598	(615,366)	(1,598)
Share based compensation	10,362	*	1,048	-	-	1,048

Balance at March 31, 2022	69,337,312	$173	$311,999	$3,127	$(272,501)	$42,798	-	$-

*Less than $1

			Additional
	Ordinary shares in		paid	Accumulated	Total
	shares	Amount	capital	deficit	equity
				U.S. dollars in thousands
Balance at January 1, 2023	69,750,117	$174	$316,654	$(294,377)	$22,451
Changes for the three months ended
March 31, 2023
Net loss				(2,639)	(2,639)
Share based compensation to employees	-	-	87	-	87
Balance at March 31, 2023	69,750,117	$174	$316,741	$(297,016)	$19,899

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	U.S. dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,639)	$(10,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	338
Interest (income) expenses	54	(57)
Net gain on sale of long-term assets	(610)	-
Net changes in operating leases	-	(63)
Exchange losses (gain) on cash and cash equivalents and restricted cash	(17)	(1)
Changes in accrued liability for employee rights upon retirement	10	42
Share-based compensation	87	1,048
Changes in operating assets and liabilities:
Decrease (increase) in other current assets and long-term prepaid expenses	553	(329)
Increase (decrease) in accounts payable:
Trade	128	1,857
Other (including other non-current liability)	746	(592)
Decrease in deferred revenue	-	(112)
Net cash used in operating activities	$(1,688)	$(8,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(440)
Proceeds from the sale of long-term assets	7,100	-
Maturity of short-term bank deposits	3,000	-
Net cash (used in) provided by investing activities	$10,100	$(440)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$8,412	$(8,737)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,025	22,348
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	17	1
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$26,454	$13,612

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH REPORTED IN THE STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	26,094	13,252
Restricted bank deposits	360
Restricted bank deposits included in non-current assets	-	360
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$26,454	$13,612

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Reclassification of ordinary shares subject to possible redemption into ordinary shares	$-	$1,598
Interest received	$73	$6

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

Vascular Biogenics Ltd. (“VBL” or the “Company”) is a biopharmaceutical company that has historically focused on developing targeted therapies for immune-inflammatory diseases and cancer. VBL’s goal has been to provide differentiated targeted therapeutics to address the underlying cause of diseases where treatment options are limited.

VBL’s sole product candidate, VB-601, is a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis (“NASH”) and inflammatory bowel disease. VB-601 was developed using VBL’s monocyte targeting technology (“MTT”) and is designed to specifically inhibit monocyte migration. In October 2022, VBL submitted an application to the Israel Ministry of Health and institutional review board (“IRB”) for a first-in-human Phase 1 trial evaluating VB-601 in healthy volunteers. Production of current good manufacturing practice grade material of VB-601 for the Phase 1 trial was completed using a third party vendor. Initiation of this trial is subject to the progress and outcome of VBL’s corporate strategic process, and VBL plans to monetize this asset prior to or concurrent with the Merger rather than pursue clinical development internally.

Proposed Merger with Notable Labs, Inc.

On February 22, 2023, VBL entered into a Merger Agreement (the “Merger Agreement”) with Notable Labs, Inc., a Delaware corporation (“Notable”), and Vibrant Merger Sub, Inc., a Delaware corporation and VBL’s direct, wholly-owned subsidiary, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Notable will be merged with and into Merger Sub at the effective time (“Effective Time”), with Notable continuing after the merger as the surviving corporation and VBL’s wholly-owned subsidiary (such transaction, the “Merger”). The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the Effective Time, each outstanding share of Notable capital stock will be converted into the right to receive VBL ordinary shares, as set forth in the Merger Agreement. Under the exchange ratio formula in the Merger Agreement, immediately following the Effective Time, the former Notable securityholders are expected to own approximately 76% of VBL ordinary shares outstanding on a fully diluted basis and subject to adjustment and securityholders of VBL as of immediately prior to the Effective Time are expected to own approximately 24% of the VBL ordinary shares outstanding on a fully diluted basis and subject to adjustment. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of VBL’s Net Cash (as defined in the Merger Agreement) relative to Target Net Cash (as defined in the Merger Agreement) at the closing of the Merger, and the terms and net proceeds of Notable’s pre-closing financing, and the capitalization of VBL and Notable. There can be no assurances as to VBL’s level of Net Cash between the signing of the Merger Agreement and the closing of the Merger.

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

The Merger Agreement contains customary representations, warranties and covenants made by Notable and VBL, including representations relating to obtaining the requisite approvals of the securityholders of Notable and VBL, agreements relating to indemnification of directors and officers, and covenants relating to Notable’s and VBL’s conduct of their respective businesses between the date of signing the Merger Agreement and the Effective Time.

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

The Merger Agreement provides that, immediately following the Effective Time, the board of directors of the combined organization will consist of up to seven directors, with one director designated by VBL. Upon the closing of the transaction, the combined organization will be led by Notable’s chief executive officer and executive management team. In connection with the Merger, VBL will seek to amend its articles of association to: (i) effect an increase of VBL’s registered share capital and/or effect a reverse split of VBL ordinary shares at a ratio to be determined; (ii) change VBL’s name to “Notable Labs, Ltd.”; and (iii) make other such changes as mutually agreeable to VBL and Notable.

VBL’s and Notable’s obligations to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions, including, among others, obtaining the requisite approval of VBL’s shareholders, obtaining the requisite approval of Notable’s stockholders, proceeds of Notable’s pre-closing financing, net of certain specified expenses, not being less than $5,000,000 and VBL’s Net Cash not being less than $15,000,000.

In connection with the execution of the Merger Agreement, VBL and Notable entered into shareholder support agreements with VBL’s current directors and executive officers who currently collectively beneficially own or control an aggregate of approximately 2.5% of the outstanding VBL ordinary shares. These shareholder support agreements provide that, among other things, each of the shareholders has agreed to vote or cause to be voted all of its VBL ordinary shares beneficially owned by such shareholder in favor of the issuance of VBL ordinary shares in the Merger at the VBL shareholder meeting to be held in connection with the Merger.

Although VBL has entered into the Merger Agreement and intends to consummate the proposed Merger, there is no assurance that VBL will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, VBL will reconsider its strategic alternatives and could pursue other courses of action.

Asset Sale- Modi’in Facility

On February 15, 2023, VBL entered into a purchase agreement providing for the sale of VBL’s rights to the Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. In addition, VBL accrued a liability for a potential payment to the Israeli Innovation Authority (“IIA”) as a result of the sale, which was recorded against the capital gain. VBL intends to use the proceeds from the asset sale to meet the $15.0 million minimum Net Cash closing condition provided in the Merger Agreement and are disposing of such rights in contemplation of the Merger (although completion of such asset sale is not a condition to the Merger). There can be no guarantee that VBL will have sufficient funds to satisfy the minimum Net Cash closing required pursuant to the Merger Agreement. VBL completed the asset sale on March 9, 2023 and retained the right to use a portion of the space for a nominal fee until May 31, 2023.

Since inception, VBL has incurred significant losses, and it expects to continue to incur significant expenses and losses for at least the next several years. As of March 31, 2023, VBL had an accumulated deficit of $297.0 million and cash, cash equivalents, short-term bank deposits and restricted bank deposits of approximately $26.5 million. Based on its current cash resources, and successful implementation of its reduction in workforce, VBL believes its current cash will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of these financial statements. VBL is undertaking a review of its strategic options and any transactions resulting from such review may impact this projection. Further, its losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of its potential future clinical trials, the receipt of payments under any future collaboration agreements it may enter into, its expenditures on other research and development activities, as well as any strategic options it may pursue. VBL may seek to raise more capital to pursue additional activities, including through a combination of private and public equity offerings, debt, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when VBL needs it or may not be available on terms that are favorable to VBL.

If VBL is unable to raise additional funds through equity or debt financings or through strategic alliances when needed or conclude any strategic transaction for its assets to maximize shareholder value, it may be required to delay, limit, reduce or terminate its product development efforts or cease operations altogether. Failure to obtain additional financing will have a material, adverse impact on the Company’s business operations and there can be no assurance that VBL will be able to obtain the needed financing to achieve its goals on acceptable terms or at all.

NOTE 2 – BASIS OF PREPARATION OF THE FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of VBL have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for the fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiary, VBL Inc. (U.S.-based subsidiary).

These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by VBL with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2023. The comparative balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and calculation methods applied in the preparation of the condensed consolidated interim financial statements are consistent with those applied in the preparation of the annual financial statements as of December 31, 2022 and for the year then ended.

Net Loss Per Share

VBL complies with accounting and disclosure requirements of FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Basic loss per share of common stock is computed by dividing the net loss by the weighted average number of ordinary shares outstanding (including fully vested pre-funded warrants and fully vested restricted stock units (“RSUs”)) during the period.

Potentially dilutive securities have been excluded from VBL’s computation of net loss per share as such securities would have been anti-dilutive. There were 7,500,045 ordinary shares underlying outstanding options and RSUs at March 31, 2023, and 13,274,221 ordinary shares underlying outstanding options, RSUs and warrants at March 31, 2022.

NOTE 4 – SHAREHOLDERS’ EQUITY

a. Ordinary Shares

The Company has 200 million ordinary shares, NIS 0.01 par value per share, authorized as of March 31, 2023. Each ordinary share is entitled to one voting right. Ordinary share owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

b. Warrants

There were no outstanding warrants as of March 31, 2023 and December 31, 2022.

c. Pre-funded Warrants

In April 2021, the Company issued 8,050,000 pre-funded warrants in lieu of ordinary shares in an underwritten public offering at a price per share of $1.89. The pre-funded warrants are exercisable for $0.01 per share and have no expiration date. As of March 31, 2023, none of the pre-funded warrants have been exercised.

d. Stock based compensation

There were no grants of stock-based compensation during the three months ended March 31, 2023.

e. Restricted Stock Units

During the three months ended March 31, 2023, 750,000 restricted stock units vested.

NOTE 5 – CONTINGENT LIABILTIES

The Company is committed to pay royalties to the Government of Israel (the “Government”) on proceeds from sales of products in the research and development of which the Government participates by way of grants. At the time the grants were received, successful development of the related project was not assumed. In the case of failure of the project that was partly financed by the Government, the Company is not obligated to pay any such royalties. As the Company does not foresee any revenue from these projects, it believes it is no longer obligated to pay additional royalties, except for a potential repayment of support for assets that are monetized. Under the terms of the Company’s funding from the Government, royalties of 3%-3.5% are payable on sales of products developed from projects funded up to 100% of the amount of the grant received by the Company (dollar linked) with the addition of an annual interest. As of March 31, 2023, the total additional royalty amount that may be payable by the Company, before the additional interest, is approximately $29.4 million ($38.4 million including interest). To date, the Company has paid the IIA approximately $0.6 million in royalties.

NOTE 6 – SUBSEQUENT EVENTS

On May 11, 2023, the Company filed a Form S-4 proxy statement/prospectus/information statement for the Merger, in which Merger Sub will merge with and into Notable, with Notable surviving as a wholly owned subsidiary of VBL. See Note 1 for more information on the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in this Form 10-Q. Our audited financial statements as of and for the year ended December 31, 2022 have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2023, or the period, have been prepared in accordance with U.S. GAAP, “Interim Reporting,” or ASC 270. Unless stated otherwise, comparisons included herein are made to the three months period ended on March 31, 2022, or the parallel period. Unless the context requires otherwise, references in this Report on Form 10-Q to the “Company”, “VBL,” “we,” “us,” and “our” refer to Vascular Biogenics Ltd. and its consolidated subsidiary. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company that has historically focused on developing targeted therapies for immune-inflammatory diseases and cancer. Our goal is to provide differentiated targeted therapeutics to address the underlying cause of diseases where treatment options are limited. Our sole product candidate, VB-601, is a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis, or NASH, and inflammatory bowel disease. VB-601 was developed using our monocyte targeting technology, or MTT, and is designed to specifically inhibit monocyte migration. In October 2022, we submitted an application to the Israel Ministry of Health and institutional review board for a first-in-human Phase 1 trial evaluating VB-601 in healthy volunteers. Production of current good manufacturing practice grade material of VB-601 for the Phase 1 trial was completed using a third party vendor. Initiation of this trial is subject to the progress and outcome of our corporate strategic process, and we plan to monetize this asset prior to or concurrent to the Merger (as defined below), rather than pursue clinical development internally. However, there is no guarantee that we will be successful in identifying any strategic transaction for VB-601 or that we will be able to monetize or further develop this asset.

Proposed Merger with Notable Labs, Inc.

On February 22, 2023, we entered into a Merger Agreement, or the Merger Agreement, with Notable Labs, Inc., or Notable, and Vibrant Merger Sub, Inc., or Merger Sub, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Notable will be merged with and into Merger Sub (which transaction is referred to throughout this Quarterly Report as the Merger) at the effective time, or the Effective Time, with Notable continuing after the Merger as the surviving corporation and our wholly-owned subsidiary. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the Effective Time, each outstanding share of Notable capital stock will be converted into the right to receive our ordinary shares, par value NIS 0.01 per share, or Ordinary Shares, as set forth in the Merger Agreement. Under the exchange ratio formula in the Merger Agreement, immediately following the Effective Time, the former Notable securityholders are expected to own approximately 76% of the Ordinary Shares outstanding on a fully diluted basis and subject to adjustment, and our securityholders as of immediately prior to the Effective Time are expected to own approximately 24% of the Ordinary Shares outstanding on a fully diluted basis and subject to adjustment. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on the level of VBL’s Net Cash (as defined in the Merger Agreement) relative to Target Net Cash (as defined in the Merger Agreement) at the closing of the Merger, the terms and net proceeds of Notable’s pre-closing financing, and our capitalization and that of Notable. There can be no assurances as to our level of Net Cash between the signing of the Merger Agreement and the closing of the Merger.

The Merger Agreement also states that, immediately following the Effective Time, the board of directors of the combined organization will consist of up to seven directors, with one director designated by us. Upon the closing of the transaction, the combined organization will be led by Notable’s chief executive officer and executive management team. In connection with the Merger, we will seek to amend our articles of association to: (i) effect an increase of our registered share capital and/or effect a reverse split of our Ordinary Shares at a ratio to be determined; (ii) change our name to “Notable Labs, Ltd.”; and (iii) make other such changes as mutually agreeable to Notable and us.

While the accounting treatment of the Merger is not yet finalized, it is expected to be a reverse asset acquisition accounted for as a reverse recapitalization, as our assets at the time of the closing of the Merger are expected to be cash, cash equivalents, and nominal non-operating assets, and the historical financial statements of Notable will be our historical financial statements upon completion of the Merger.

Although we have entered into the Merger Agreement and intend to consummate the proposed Merger, there is no assurance that we will be able to successfully consummate the proposed Merger on a timely basis, or at all. If, for any reason, the proposed Merger is not completed, we will reconsider our strategic alternatives and could pursue one or more of the following courses of action:

●	Pursue potential collaborative, partnering or other strategic arrangements for our assets, including a sale or other divestiture of our remaining assets, such as VB-601; or in-licensing additional programs and assets to develop internally.
●	Pursue another strategic transaction like the proposed Merger. Our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Merger.
●	Dissolve and liquidate our assets. If, for any reason, the proposed Merger is not consummated and we are unable to identify and complete an alternative strategic transaction like the Merger or potential collaborative, partnering or other strategic arrangements for our assets, or to continue to operate our business due to our inability to raise additional funding, we may be required to dissolve and liquidate our assets. In such case, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to our shareholders after paying our debts and other obligations and setting aside funds for reserves.

Sale of Assets in the Modi’in Facility

On February 15, 2023, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, providing for the sale of our rights to our former Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. We intend to use the proceeds from the asset sale to meet the $15.0 million minimum Net Cash closing condition provided in the Merger Agreement and are disposing of such rights in contemplation of the Merger (although completion of such asset sale is not a condition to the Merger). There can be no guarantee that we will have sufficient funds to satisfy the minimum Net Cash closing required pursuant to the Merger Agreement. We completed the asset sale on March 9, 2023 and retained the right to use a portion of the space for a nominal fee until May 31, 2023.

Financial Overview

Revenues and Cost of Revenues

Since inception, we have generated cumulative revenues of approximately $17.4 million primarily from an exclusive license agreement with NanoCarrier Co., Ltd., or NanoCarrier, for the development, commercialization, and supply of ofra-vec in Japan for all indications. In light of the determination to discontinue development of ofra-vec in all indications in the third quarter of 2022, this license agreement has been terminated and we do not expect to generate additional revenues from the achievement of new milestones or royalties under this agreement. The generated revenues comprise upfront and milestone payments. The cost of revenues associated with these revenues was approximately $1.6 million.

We do not expect to receive any revenue from VB-601 or any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products, meet regulatory milestones in relation to our existing collaborative agreements, or enter into new collaborative agreements with third parties.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our platform technologies and product candidates. Those expenses include:

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

Historically, research and development activities were the primary focus of our business. Our research and development expenses have decreased significantly since the termination of the OVAL study and ofra-vec program and embarking on the strategic process that resulted in the proposed Merger and facility sale.

Research and development expenses are recognized as incurred. An intangible asset arising from the development of our product candidates is recognized if certain capitalization conditions are met. As of March 31, 2023, we did not have any capitalized development costs.

We have received grants for the ofra-vec program and another historical program from the Israeli Office of Chief Scientist, which has later transformed to the Israeli Innovation Authority, or IIA, under the Israel Encouragement of Research and Development in Industry, or the Research Law, as part of the research and development programs. The requirements and restrictions for such grants are found in the Research Law. These grants are subject to repayment through future royalty payments on any products resulting from these research and development programs that received grant funding. The total gross amount of grants actually received by us from the IIA, including accrued interest as of March 31, 2023, totaled $38.4 million.

Under applicable accounting rules, grants from the IIA have been accounted for as an off-set against the related research and development expenses in our financial statements. As a result, our research and development expenses are shown on our financial statements net of the IIA grants.

In August 2022, we received $1.1 million as part of the grant from the European Innovation Council, or EIC, for development of ofra-vec. The grant has been accounted for as an off-set against the related research and development expenses in the financial statements. We have been approved to receive an additional $1.4 million in grant funds for project activities conducted prior to the termination of the ofra-vec project; however, there can be no assurance that we will receive these funds.

Due to the closure of our ofra-vec program, early nature of the VB-601 program, and our strategic process, we expect research and development expenses to be significantly less than prior periods.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive and finance functions such as salaries, benefits and share-based compensation. Other general and administrative expenses include facility costs not otherwise included in research and development expenses, communication expenses, and professional fees for legal services, patents and portfolio maintenance, consulting, commercialization, auditing and accounting services. Given the significant reduction in our workforce, we expect our ongoing general and administrative expenses for personnel to decrease; however, we also expect a significant increase in legal, accounting, and administrative fees related to the Merger.

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

Taxes on Income

We have not generated taxable income since our inception and had carry forward tax losses as of December 31, 2022 of $250.5 million. We anticipate that we will be able to carry forward these tax losses indefinitely to future tax years. Accordingly, we do not expect to pay taxes in Israel until we have taxable income after the full utilization of our carry forward tax losses.

We recognize full valuation allowance because we do not expect taxable income.

Results of Operations

Comparison of the three month period ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended		Increase
	March 31,		(decrease)
	2023	2022	$
		(in thousands)
		(unaudited)

Revenues	$-	$113	$(113)
Cost of revenues	(2)	(55)	53
Gross profit	(2)	58	(60)
Expenses:
Research and development, gross	56	7,486	(7,430)
Government grants	-	(26)	26
Research and development, net	56	7,460	(7,404)
General and administrative	3,239	3,162	77
Capital gain	(610)	-	(610)

Operating loss	2,687	10,564	(7,877)
Financial income, net	(48)	(136)	88
Loss	$2,639	$10,428	$(7,789)

Revenues

No revenues were recorded in the three months ended March 31, 2023 compared to $0.1 million for the parallel period in 2022. The decrease is due to the termination of the NanoCarrier license agreement.

Cost of revenues for the three months ended March 31, 2023 was $0.002 million compared to $0.1 million for the parallel period.

The cost of revenues is attributed to the labor costs and other expenses related to the performance obligations that were delivered during the period. Cost of revenues decreased due to the reduction of labor costs associated with the NanoCarrier license agreement.

Research and development expenses, net

Research and development expenses are shown net of government grants. Research and development expenses, net, for the three months ended March 31, 2023 were approximately $0.1 million, compared to approximately $7.5 million in the parallel period, a decrease of approximately $7.4 million. The decrease in research and development expenses, net, in the three-month period was mainly related to the termination of the clinical trials and related activities as well as termination of research and development labor workforce and the associated reversal of stock based compensation expense in 2023.

General and administrative expenses

General and administrative expenses were $3.2 million for the three months ended March 31, 2023 and the parallel period. The slight increase during 2023 is mainly attributed to an increase in legal costs offset by the reduction in workforce and share-based compensation expense.

Capital gain

Capital gain was approximately $0.6 million for the period ending March 31, 2023. This increase is attributed to the gain on the sale of certain assets and rights as part of the Asset Purchase Agreement.

Financial expenses (income), net

Financial income, net, was approximately $0.05 million for the three months ended March 31, 2023 compared to $0.1 million of income for the parallel period. The decrease was primarily attributable to unfavorable exchange rates and lower interest on bank deposits.

Liquidity and Capital Resources

Since our inception and through March 31, 2023, we have raised an aggregate of $327.0 million to fund our operations, including $29.4 million from IIA grants and $1.1 million from the EIC. Our primary uses of cash have historically been to fund working capital requirements and research and development, and we expect these will continue to represent our primary uses of cash subject to our strategic process. Subject to the outcome of this process, we intend to use our cash resources, together with the proceeds from our previous offerings, to advance clinical programs, working capital, and other general corporate purposes.

On March 31, 2023, we had cash, cash equivalents, short-term bank deposits and restricted bank deposits totaling $26.5 million and working capital of $19.2 million. Based on our current cash resources, and successful implementation of our reduction in workforce, we believe our current cash as of March 31, 2023 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of these financial statements. We undertook a review of our strategic options and any transaction resulting therefrom (such as the Merger, the completed sale of our rights to lease the Modi’in facility and certain related assets, and any future transaction on VB-601) may impact our projection. Further, our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of any clinical trials, the receipt of payments under any future collaboration agreements it may enter into, our expenditures on other research and development activities, as well as any strategic options we may pursue. We may seek to raise more capital to pursue additional activities, including through a combination of private and public equity offerings, debt, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We are unable to estimate the amounts of increased capital outlays and operating expenses associated with the development of VB-601.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
	(unaudited)
Cash used in operating activities	$(1,688)	$(8,297)
Cash provided by (used in) investing activities	10,100	(440)
Cash provided by financing activities	-	-
	$8,412	$(8,737)

Operating Activities

Net cash used in operating activities was approximately $1.7 million for the three months ended March 31, 2023 and was primarily the result of our $2.6 million net loss in addition to an aggregate of $0.5 million in non-cash charges, partially offset by a net increase in working capital of $1.4 million.

Net cash used in operating activities for the parallel period was $8.3 million and was primarily the result of $10.4 million net loss, partially offset by a $0.8 million net increase in working capital and an aggregate of $1.3 million in non-cash charges.

Investing Activities

Net cash provided by investing activities was approximately $10.1 million for the three months ended March 31, 2023, and was primarily due to maturation of short-term bank deposits of $3.0 million and the proceeds of the sale of a long-term asset of $7.1 million.

Net cash used in investing activities in the parallel period was $0.4 million. This was primarily due to the purchase of $0.4 million in fixed assets.

Financing Activities

There were no financing activities for the three months ended March 31, 2023 and the parallel period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report on Form 10-Q, we are not involved in any material legal proceedings. However, from time to time, we could be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated February 22, 2023, among Vascular Biogenics, Ltd., Notable Labs, Inc. and Vibrant Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on February 23, 2023).

2.2+	Asset Purchase Agreement, dated as of February 15, 2023, by and between the Registrant and Aleph Farms Ltd. (incorporated by reference to Exhibit 2.2 to the Form 10-K filed with the Securities and Exchange Commission on March 14, 2023).

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Securities and Exchange Commission on March 14, 2023).

3.2	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Securities and Exchange Commission on March 14, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¥	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ This exhibit is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.

+ Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. VBL agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that VBL may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VASCULAR BIOGENICS LTD.

Date: May 15, 2023	By:	/s/ Dror Harats
	Name:	Dror Harats
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Sam Backenroth
	Name:	Sam Backenroth
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

