Form 10-Q
period 2023-06-30
Vascular Biogenics Ltd.
filed 2023-08-14
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-36581

Vascular Biogenics Ltd.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8 HaSatat St. Modi’in, Israel	7178106
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +972-8-9935000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.01 per share	VBLT	The Nasdaq Capital Market

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

As of August 11, 2023, the registrant had 77,640,467 ordinary shares, par value NIS 0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance, which express the current beliefs and expectations of our management. Such statements involve a number of known and unknown risks, uncertainties and other factors that could cause our actual future results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements that are not historical facts and can be identified by words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, express or implied statements about:

●	the completion of the proposed merger, or the Merger, with Notable Labs, Inc., or Notable;

●	our cash runway;

●	exploration and execution of additional strategic transactions to further maximize shareholder value, including the proposed VB-601 asset sale;

●	effects of discontinuation of the OVAL trial and ofra-vec program in all indications;

●	the initiation, timing, progress and results of our preclinical and clinical activities, including a first-in-human Phase 1 trial for VB-601 and our research and development program, subject to the Merger, and the proposed VB-601 Asset Sale, if at all;

●	our continued listing on The Nasdaq Capital Market;

●	our expectations about the availability and timing of data from any clinical trial;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our plans for future clinical trials;

●	our ability to manufacture our product candidate in sufficient quantities for clinical trials and, if appropriate, commercialization;

●	the timing or likelihood of regulatory filings and approvals, including data required to file for regulatory approval;

●	the commercialization of our product candidate, if approved;

●	potential advantages of our product candidate;

●	the pricing and reimbursement of our product candidate, if approved;

●	our ability to develop and commercialize additional product candidates;

●	our business strategy;

●	the implementation of our business model, strategic plans for our business, product candidate and technology;

●	the scope and duration of protection we are able to establish and maintain for intellectual property rights covering our product candidate and technology;

●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	our ability to establish and maintain collaborations and the benefits of such collaborations;

●	our ability to maintain our level of grant funding or obtain additional grant or other non-dilutive sources of funding and commitments associated with such grants; and

●	developments relating to our competitors and our industry.

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 14, 2023, including, among other things, the following:

●	There is no assurance that the proposed Merger will be completed in a timely manner or at all. If the proposed Merger is not consummated, our business could suffer materially and our stock price could decline.

●	If the proposed Merger is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Merger with Notable, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

●	The issuance of our ordinary shares to Notable stockholders in the proposed Merger will substantially dilute the voting power of our current shareholders.

●	We are exploring strategic alternatives to enhance shareholder value, including the proposed Merger, the proposed VB-601 asset sale and the recently completed sale of our Modi’in facility rights. We may not be successful in consummating such transactions or they may not deliver the value to our shareholders that we anticipate.

●	Historically, we have been highly dependent on the success of ofra-vec in oncology applications. The Phase 3 OVAL clinical trial evaluating ofra-vec in ovarian cancer has been discontinued after not meeting statistical significance in progression-free survival, or PFS, or overall survival, or OS, and we have ceased further development of ofra-vec in all indications. Such failure and discontinued internal development of ofra-vec has resulted in, and may result in future, workplace reduction measures, decrease anticipated near-term revenues and profitability, may cause reputational harm and result in a wind down of our operations.

●	We are not in compliance with The Nasdaq Stock Market LLC, or Nasdaq, minimum bid price requirement and if we fail to regain compliance with Nasdaq’s continued listing requirements (or if the Merger is completed and the combined company does not meet Nasdaq’s initial listing requirements), our ordinary shares could be delisted, which could adversely affect the liquidity of our ordinary shares and our ability to raise additional capital or enter into strategic transactions.

●	Our ordinary shares may be delisted from the Nasdaq and begin trading in the over-the-counter markets if we are not successful in regaining compliance with the Nasdaq’s continued listing standards, which may negatively impact the price of our ordinary shares and our ability to access the capital markets.

●	We have undergone a significant workforce reduction to reduce operating expenses and extend our cash runway, but such efforts may not yield the anticipated benefits, which could have a material effect on our operations.

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We have never generated any revenue from product sales and may never be profitable.

●	We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations (or could impact our ability to complete the proposed Merger or the equity split in the proposed Merger).

●	We have received and may continue to receive Israeli government, EIC, or other governmental grants to assist in the funding of our research and development activities. If we lose our funding from these research and development grants and do not receive new grants, we may encounter difficulties in the funding of future research and development projects and implementing technological improvements, which would harm our operating results.

●	We are highly dependent on our technology in general, and we cannot be certain that our product candidate VB-601 will receive regulatory approval or be commercialized or that we will be able to realize any value from VB-601 through the proposed asset sale or otherwise. Any failure to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates, independently or in cooperation with a third party collaborator, or the experience of significant delays in doing so, would compromise our ability to generate revenue and become profitable.

●	Our product candidate VB-601 is based on novel technology and is in very early stages of development, which makes it difficult to predict the time and cost of development and potential regulatory approval, and may make it more challenging to complete the successful disposition of such asset.

●	We may find it difficult to enroll patients in future clinical trials, and patients could discontinue their participation in our clinical trials, which could delay or prevent clinical trials of our product candidate.

●	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	The results from our future clinical trials may not be sufficiently robust to support the submission for marketing approval for our product candidate. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.

●	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our product candidate, if approved, that could materially affect the opportunity to commercialize.

●	We expect to rely on third parties to conduct all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

●	We intend to rely on third-party manufacturers to produce commercial quantities of any of our product candidates that receive regulatory approval, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers do not have experience producing our product candidate at commercial levels and may not pass regulatory inspections or achieve the necessary regulatory approvals or produce our product candidate at the quality, quantities, locations and timing needed to support commercialization.

●	Our future success depends on our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel.

●	Pandemics or other global emergencies could have an adverse impact on our developmental programs and our financial condition.

●	The market price of our ordinary shares may be highly volatile, and you may not be able to resell your shares at the purchase price.

●	As of January 1, 2023, we lost our foreign private issuer status, and we are required to comply with (1) the Exchange Act’s domestic reporting regime and (2) accepted governance practices associated with U.S. domestic issuers in accordance with various SEC and Nasdaq rules, which will likely cause us to incur significant legal, accounting and other expenses. We also now qualify as a “smaller reporting company” and intend to use the scaled disclosures available to such companies, which may make an investment in our company less attractive to some investors.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
	U.S. dollars in thousands
ASSETS
Current assets:
Cash and cash equivalents	$24,264	$17,665
Restricted Cash	-	360
Short-term bank deposits	-	3,054
Other current assets	284	1,070
Total current assets	24,548	22,149

Non-current assets:
Funds in respect of employee rights upon retirement	98	368
Property, plant and equipment, net	-	6,601
Operating lease right-of-use assets	-	541
Total non-current assets	98	7,510
Total assets	$24,646	$29,659

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals:
Accounts payable	$718	$808
Accrued expenses	3,042	2,925
Other current liabilities	1,541	2,434
Current maturity of operating leases liability	-	564

Total current liabilities	$5,301	$6,731

Non-current liabilities:
Liability for employee rights upon retirement	108	477
Total non-current liabilities	108	477

Total liabilities	$5,409	$7,208

Shareholders’ equity:
Ordinary shares, NIS 0.01 par value; 200,000,000 Authorized as of June 30, 2023 and December 31, 2022; 70,500,117 and 69,750,117 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	175	174
Additional paid in capital	316,952	316,654
Accumulated deficit	(297,890)	(294,377)
Total equity	19,237	22,451

Total liabilities and equity	$24,646	$29,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
		U.S. dollars in thousands
Revenues	$-	$64	$-	$177
Cost of revenues	-	(34)	(2)	(89)
Gross profit (loss)	-	30	(2)	88
Research and development expenses, net	$(1,546)	$6,721	$(1,490)	$14,181
General and administrative expenses	1,873	2,923	5,112	6,085
Impairment loss of plant, property and equipment	349	-	349	-
Capital (gain) loss	187	-	(423)	-
Operating loss	863	9,614	3,550	20,178
Financial income	-	(205)	(67)	(351)
Financial expenses	11	25	30	35
Financial loss (income), net	11	(180)	(37)	(316)
Net loss and comprehensive loss	$874	$9,434	$3,513	$19,862
	U.S. dollars
Loss per ordinary share
Basic and diluted	$0.01	$0.12	$0.04	$0.26
	Number of shares
Weighted average ordinary shares outstanding
Basic and diluted	78,393,524	77,398,939	78,098,460	77,392,922

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Ordinary shares subject
			Additional				to possible
	Ordinary shares in		paid		Accumulated	Total	redemption
	shares	Amount	capital	Warrants	deficit	equity	shares	Amount
			U.S. dollars in thousands
Balance at April 1, 2022	69,337,312	$173	$311,999	$3,127	$(272,501)	$42,798	-	$-
Changes for the three months ended June 30, 2022
Net loss					(9,434)	(9,434)
Expired warrants			3,127	(3,127)
Share based compensation	11,627	*	1,010	-	-	1,010

Balance at June 30, 2022	69,348,939	$173	$316,136	$-	$(281,935)	$34,374	-	$-

*	Less than $1

			Additional
	Ordinary shares in		paid	Accumulated	Total
	shares	Amount	capital	deficit	equity
	U.S. dollars in thousands
Balance at April 1, 2023	69,750,117	$174	$316,741	$(297,016)	$19,899
Changes for the three months ended June 30, 2023
Net loss				(874)	(874)
Issuance of ordinary shares	750,000	1	-	-	1
Share based compensation to employees	-	-	211	-	211
Balance at June 30, 2023	70,500,117	$175	$316,952	$(297,890)	$19,237

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Ordinary shares subject
			Additional				to possible
	Ordinary shares in		paid		Accumulated	Total	redemption
	shares	Amount	capital	Warrants	deficit	equity	shares	Amount
			U.S. dollars in thousands
Balance at January 1, 2022	68,711,584	$171	$309,355	$3,127	$(262,073)	$50,580	615,366	$1,598
Changes for the six months ended June 30, 2022
Net loss					(19,862)	(19,862)
Expired warrants			3,127	(3,127)
Reclassification of redemption shares into ordinary shares	615,366	2	1,596			1,598	(615,366)	(1,598)
Share based compensation	21,989	*	2,058	-	-	2,058

Balance at June 30, 2022	69,348,939	$173	$316,136	$-	$(281,935)	$34,374	-	$-

*	Less than $1

			Additional
	Ordinary shares in		paid	Accumulated	Total
	shares	Amount	capital	deficit	equity
	U.S. dollars in thousands
Balance at January 1, 2023	69,750,117	$174	$316,654	$(294,377)	$22,451
Changes for the six months ended June 30, 2023
Net loss				(3,513)	(3,513)
Issuance of ordinary shares	750,000	1	-	-	1
Share based compensation to employees	-	-	298	-	298
Balance at June 30, 2023	70,500,117	$175	$316,952	$(297,890)	$19,237

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	U.S. dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,513)	$(19,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	701
Impairment	349	-
Interest (income) expense	54	(31)
Net gain on sale of long-term assets	(423)	-
Net changes in operating leases	-	(266)
Exchange losses (gain) on cash and cash equivalents and restricted cash	(2)	141
Changes in accrued liability for employee rights upon retirement	(99)	27
Share-based compensation	298	2,058
Changes in operating assets and liabilities:
Decrease in other current assets and long-term prepaid expenses	786	191
Increase (decrease) in accounts payable:
Trade	(254)	(995)
Other (including other non-current liability)	(1,246)	160
Decrease in deferred revenue	-	(176)
Net cash used in operating activities	$(4,050)	$(18,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(843)
Proceeds from the sale of long-term assets	7,286	-
Investment in short-term bank deposits	-	(3,000)
Maturity of short-term bank deposits	3,000	15,108
Net cash provided by investing activities	$10,286	$11,265
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	$1	$-
Net cash provided by financing activities	$1	$-
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$6,237	$(6,787)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,025	22,348
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	2	(141)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$24,264	$15,420

SUPPLEMENTARY INFORMATION OF INVESTING AND FINANCING ACTIVITIES NOT INVOLVING CASH FLOWS:
Purchase of property and equipment in payables	-	(11)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH REPORTED IN THE STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	24,264	15,060
Restricted bank deposits included in non-current assets	-	360
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$24,264	$15,420

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Reclassification of ordinary shares subject to possible redemption into ordinary shares	$-	$1,598
Interest received	$74	$86

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

VBL’s sole product candidate, VB-601, is a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis (“NASH”) and inflammatory bowel disease. VB-601 was developed using VBL’s monocyte targeting technology (“MTT”) and is designed to specifically inhibit monocyte migration. VBL plans to monetize this asset prior to or concurrent with the Merger rather than pursue further clinical development internally. On June 30, 2023, VBL entered into a non-binding term sheet, as amended, for the proposed sale of the VB-601 Asset. However, as discussed below, there is no guarantee that VBL will be successful in completing the proposed transaction for VB-601 or that it will be able to otherwise monetize this asset.

In May 2023, VBL received an additional €1.4 million ($1.5 million) in grant funding from the EIC under the previously awarded ofra-vec grant.

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

At the Effective Time, each outstanding share of Notable capital stock will be converted into the right to receive VBL ordinary shares, as set forth in the Merger Agreement. Under the exchange ratio formula in the Merger Agreement, immediately following the Effective Time, the former Notable securityholders are expected to own approximately 76% of VBL ordinary shares outstanding on a fully diluted basis and subject to adjustment and securityholders of VBL as of immediately prior to the Effective Time are expected to own approximately 24% of the VBL ordinary shares outstanding on a fully diluted basis and subject to adjustment. Under certain circumstances further described in the Merger Agreement, the ownership percentages may be adjusted upward or downward based on VBL’s net cash at the closing of the Merger, the terms and net proceeds of Notable’s pre-closing financing, and the capitalization of VBL and Notable. There can be no assurances as to VBL’s level of net cash between the signing of the Merger Agreement and the closing of the Merger.

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

Asset Sale- Modi’in Facility

On February 15, 2023, VBL entered into a purchase agreement providing for the sale of VBL’s rights to the Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. In addition, VBL accrued a liability for a potential payment to the Israeli Innovation Authority (“IIA”) as a result of the sale, which was recorded against the capital gain. VBL intends to use the proceeds from the asset sale to meet the $15.0 million minimum net cash closing condition provided in the Merger Agreement and are disposing of such rights in contemplation of the Merger (although completion of such asset sale is not a condition to the Merger). There can be no guarantee that VBL will have sufficient funds to satisfy the minimum net cash closing required pursuant to the Merger Agreement. VBL completed the asset sale on March 9, 2023 and retained the right to use a portion of the space for a nominal fee until August 31, 2023, with a potential extension of an additional month. During the six months ended June 30, 2023, we recorded a gain on sale (net of fees paid to the IIA) resulting from the facility sale and other fixed asset sales of approximately $0.4 million.

Proposed Sale of VB-601 Asset

On June 30, 2023, VBL entered into a non-binding term sheet with Wellbeing Group Ltd. (“Wellbeing”) (as amended on July 25, 2023, the “VB-601 Offer”) for the proposed sale of the VB-601 Asset to Wellbeing, or one of its assignees, for total consideration of up to $5 million plus royalties (the “VB-601 Asset Sale”). The VB-601 Offer consists of a $250,000 upfront cash payment to be paid upon closing, up to a total of $4.75 million in clinical and commercial milestones, and a low to mid single digit percentage tiered royalty on annual net sales above $50 million. The VB-601 Offer includes a 90-day exclusivity period and other reasonable and customary closing conditions for a transaction of this type and nature. Wellbeing intends to form a new company and recruit Prof. Harats, Dr. Feige, and Mr. Backenroth (“Interested Parties”) as investors and partners to manage the company and develop VB-601 due to their historical knowledge of the program. Due to the involvement of the Interested Parties in the entity that will be moving forward with and developing the VB-601 Asset, the transaction is considered a related party transaction, and requires audit committee and board of directors approval and execution of definitive documentation. VBL’s board of directors also resolved that the closing of the VB-601 Asset Sale would be subject to the separate approval of the VBL shareholders at the VBL special meeting. The Interested Parties recused themselves from negotiations between VBL and Wellbeing regarding the VB-601 Offer. The VB-601 Asset Sale would be expected to close immediately prior to or concurrent with the Merger, however, it is not a condition to the closing of the Merger.

Nasdaq Listing

In August 2022, VBL received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”), notifying VBL that the Company’s listed securities did not maintain the minimum bid price requirement of $1.00 per ordinary share for continued listing on the Nasdaq Global Market for a period of 30 consecutive business days as required under Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency letter does not result in the immediate delisting of VBL’s ordinary shares, and the Company’s ordinary shares will continue to trade uninterrupted under the symbol “VBLT.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), VBL had a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the compliance period, the Company’s ordinary shares had a closing bid price of at least $1.00 for 10 consecutive business days, Nasdaq would have provided the Company with a written confirmation of compliance and the matter would have closed. The Company did not regain compliance by February 27, 2023, requested the transfer of its listing to the Nasdaq Capital Market and received an additional 180 day period to regain compliance, or until August 28, 2023. Further, under Nasdaq Listing Rules 5810(c)(1) and 5810(c)(3)(A)(iii), if VBL’s trading price falls below $0.10 for ten consecutive trading days, the Company will receive a Staff Delisting Determination providing for automatic suspension and delisting. Upon a Staff Delisting Determination, VBL can appeal in writing to be granted an exception to remain listed for up to an additional 180 day period to regain compliance if the Hearings Panel believes the Company will be able to regain compliance with the $1.00 minimum bid price requirement within that timeframe. If the Company does not regain compliance with the bid price requirement by the end of the second compliance period, if its trading price falls below $0.10 for ten consecutive trading days, or if it is not granted an additional extension by the Hearings Panel after the second compliance period ends on August 28, 2023, VBL’s ordinary shares would be subject to delisting.

As of June 30, 2023, VBL wrote-off all remaining fixed assets and related accumulated depreciation and recorded an impairment loss of $0.3 million on the fixed assets.

Since inception, VBL has incurred significant losses, and it expects to continue to incur significant expenses and losses for at least the next several years. As of June 30, 2023, VBL had an accumulated deficit of $297.9 million and cash and cash equivalents of approximately $24.3 million. Based on its current cash resources, and successful implementation of its reduction in workforce, VBL believes its current cash will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of these financial statements. VBL is undertaking a review of its strategic options and any transactions resulting from such review may impact this projection. Further, its losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of its potential future clinical trials, the receipt of payments under any future collaboration agreements it may enter into, its expenditures on other research and development activities, as well as any strategic options it may pursue. VBL may seek to raise more capital to pursue additional activities, including through a combination of private and public equity offerings, debt, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when VBL needs it or may not be available on terms that are favorable to VBL.

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

Net Loss Per Share

VBL complies with accounting and disclosure requirements of FASB Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share.” Basic loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding (including fully vested pre-funded warrants and fully vested restricted stock units (“RSUs”)) during the period.

Potentially dilutive securities have been excluded from VBL’s computation of net loss per share as such securities would have been anti-dilutive. There were 5,334,440 ordinary shares underlying outstanding options and RSUs at June 30, 2023, and 10,459,480 ordinary shares underlying outstanding options and RSUs at June 30, 2022.

NOTE 4 – SHAREHOLDERS’ EQUITY

a. Ordinary Shares

The Company has 200 million ordinary shares, NIS 0.01 par value per share, authorized as of June 30, 2023. Each ordinary share is entitled to one voting right. Ordinary share owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

b. Pre-funded Warrants

In April 2021, the Company issued 8,050,000 pre-funded warrants in lieu of ordinary shares in an underwritten public offering at a price per share of $1.89. The pre-funded warrants are exercisable for $0.01 per share and have no expiration date. As of June 30, 2023, none of the pre-funded warrants have been exercised. See Note 6 below for information on pre-funded warrants exercised subsequent to June 30, 2023.

c. Restricted Stock Units

During the six months ended June 30, 2023, 750,000 restricted stock units vested and were exercised into ordinary shares at an exercise price of 0.01 NIS.

NOTE 5 – CONTINGENT LIABILITIES

The Company is committed to pay royalties to the Government of Israel (the “Government”) on proceeds from sales of products in the research and development of which the Government participates by way of grants. At the time the grants were received, successful development of the related project was not assumed. In the case of failure of the project that was partly financed by the Government, the Company is not obligated to pay any such royalties. As the Company does not foresee any revenue from these projects, it believes it is no longer obligated to pay additional royalties, except for a potential repayment of support for assets that are monetized. Under the terms of the Company’s funding from the Government, royalties of 3%-3.5% are payable on sales of products developed from projects funded up to 100% of the amount of the grant received by the Company (dollar linked) with the addition of an annual interest. As of June 30, 2023, the total additional royalty amount that may be payable by the Company, before the additional interest, is approximately $29.4 million ($38.4 million including interest). To date, the Company has paid the IIA approximately $1.1 million in royalties.

NOTE 6 – SUBSEQUENT EVENTS

On July 28, 2023, 7,400,000 pre-funded warrants were exercised via cashless exercise resulting in the issuance of 7,140,350 ordinary shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in this Form 10-Q. Our audited financial statements as of and for the year ended December 31, 2022 have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and our unaudited condensed consolidated interim financial statements for the three and six months ended June 30, 2023, or the period, have been prepared in accordance with U.S. GAAP, “Interim Reporting,” or ASC 270 and Article 10 of Regulation S-X. Unless stated otherwise, comparisons included herein are made to the three and six months period ended on June 30, 2022, or the parallel period. Unless the context requires otherwise, references in this Report on Form 10-Q to the “Company”, “VBL,” “we,” “us,” and “our” refer to Vascular Biogenics Ltd. and its consolidated subsidiary. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company that has historically focused on developing targeted therapies for immune-inflammatory diseases and cancer. Our goal is to provide differentiated targeted therapeutics to address the underlying cause of diseases where treatment options are limited. Our sole product candidate, VB-601, is a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis, or NASH, and inflammatory bowel disease. VB-601 was developed using our monocyte targeting technology, or MTT, and is designed to specifically inhibit monocyte migration. We plan to monetize this asset prior to or concurrent to the Merger (as defined below), rather than pursue clinical development internally. On June 30, 2023, we entered into a non-binding term sheet, as amended, for the sale of the VB-601 Asset to Wellbeing Group Ltd., or Wellbeing, or one of its assignees, for total cash consideration of up to $5 million plus royalties. However, there is no guarantee that we will be successful in consummating the proposed VB-601 Asset Sale, identifying any alternative strategic transaction for VB-601, or further develop this asset.

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

While the accounting treatment of the Merger is not yet finalized, it is expected to be a reverse asset acquisition accounted for as a reverse recapitalization, as our assets at the time of the closing of the Merger are expected to be primarily cash and cash equivalents, and the historical financial statements of Notable will be our historical financial statements upon completion of the Merger.

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

Asset Sale- Modi’in Facility

On February 15, 2023, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, providing for the sale of our rights to our former Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. We intend to use the proceeds from the asset sale to meet the $15.0 million minimum Net Cash closing condition provided in the Merger Agreement and are disposing of such rights in contemplation of the Merger (although completion of such asset sale is not a condition to the Merger). There can be no guarantee that we will have sufficient funds to satisfy the minimum Net Cash closing required pursuant to the Merger Agreement. We completed the asset sale on March 9, 2023 and retained the right to use a portion of the space for a nominal fee until August 31, 2023, with a potential extension of an additional month. During the six months ended June 30, 2023, we recorded a gain on sale (net of fees paid to the IIA) resulting from the facility sale and other fixed asset sales of approximately $0.4 million.

Proposed Sale of VB-601 Asset

On June 30, 2023, we entered into a non-binding term sheet with Wellbeing (as amended on July 25, 2023), or the VB-601 Offer, for the sale of the VB-601 Asset to Wellbeing, or one of its assignees, for total consideration of up to $5 million plus royalties, or the VB-601 Asset Sale. The VB-601 Offer consists of a $250,000 upfront cash payment to be paid upon closing, up to a total of $4.75 million in clinical and commercial milestones, and a low to mid single digit percentage tiered royalty on annual net sales above $50 million. The VB-601 Offer includes a 90-day exclusivity period and other reasonable and customary closing conditions for a transaction of this type and nature. Wellbeing intends to form a new company and recruit Prof. Harats, Dr. Feige, and Mr. Backenroth, or the Interested Parties, as investors and partners to manage the company and develop VB-601 due to their historical knowledge of the program. Due to the involvement of the Interested Parties in the entity that will be moving forward with and developing the VB-601 Asset, the transaction is considered a related party transaction, and requires audit committee and board of directors approval and execution of definitive documentation. Our board of directors also resolved that the closing of the VB-601 Asset Sale would be subject to the separate approval of our shareholders at the VBL special meeting. The Interested Parties recused themselves from negotiations between us and Wellbeing regarding the VB-601 Offer. The VB-601 Asset Sale would be expected to close immediately prior to or concurrent with the Merger, however, it is not a condition to the closing of the Merger.

Nasdaq Listing

In August 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that our listed securities did not maintain the minimum bid price requirement of $1.00 per ordinary share for continued listing on the Nasdaq Global Market for a period of 30 consecutive business days as required under Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency letter did not result in the immediate delisting of our ordinary shares, and our ordinary shares continue to trade uninterrupted under the symbol “VBLT.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the compliance period, our ordinary shares had a closing bid price of at least $1.00 for 10 consecutive business days, Nasdaq would have provided us with a written confirmation of compliance and the matter would have closed. We did not regain compliance by February 27, 2023, requested the transfer of our listing to the Nasdaq Capital Market and received an additional 180 day period to regain compliance, or until August 28, 2023. Further, under Nasdaq Listing Rules 5810(c)(1) and 5810(c)(3)(A)(iii), if our trading price falls below $0.10 for ten consecutive trading days, we will receive a Staff Delisting Determination providing for automatic suspension and delisting. If we do not regain compliance with the bid price requirement by the end of the second compliance period, or if our trading price falls below $0.10 for ten consecutive trading days, our ordinary shares will be subject to delisting. Because we do not expect to complete the Merger by the end of the second compliance period, we expect that we will receive a further delisting letter from Nasdaq, following which we expect that we will timely request a hearing with the Nasdaq Hearings Panel, or the Panel, at which hearing we will request a further extension with which to evidence compliance with all applicable requirements for continued listing on Nasdaq. Our timely request for a hearing will stay any suspension or delisting action pending the ultimate outcome of the hearing. Our plan to regain compliance will include the completion of the proposed Merger and reverse stock split. Notwithstanding, there can be no assurance that the Panel will grant our request for continued listing or that we will be able to evidence compliance within any extension period that may be granted by the Panel.

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

Research and development expenses are recognized as incurred. An intangible asset arising from the development of our product candidates is recognized if certain capitalization conditions are met. As of June 30, 2023, we did not have any capitalized development costs.

We have received grants for the ofra-vec program and another historical program from the Israeli Office of Chief Scientist, which has later transformed to the Israeli Innovation Authority, or IIA, under the Israel Encouragement of Research and Development in Industry, or the Research Law, as part of the research and development programs. The requirements and restrictions for such grants are found in the Research Law. These grants are subject to repayment through future royalty payments on any products resulting from these research and development programs that received grant funding. The total gross amount of grants actually received by us from the IIA, including accrued interest as of June 30, 2023, totaled $38.4 million. On July 19, 2023, the IIA notified us that it has closed all of the grant funded programs.

Under applicable accounting rules, grants from the IIA have been accounted for as an off-set against the related research and development expenses in our financial statements. As a result, our research and development expenses are shown on our financial statements net of the IIA grants.

In August 2022 and May 2023, we received $1.1 million and $1.5 million, respectively, as part of the grant from the European Innovation Council, or EIC, for development of ofra-vec. The grant has been accounted for as an off-set against the related research and development expenses in the financial statements.

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

We recognize full valuation allowance because we do not expect taxable income.

Results of Operations

Comparison of the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Increase	Six Months Ended		Increase
	June 30,		(decrease)	June 30,		(decrease)
	2023	2022		$2023	2022	$
	in thousands)			(in thousands)
	(unaudited)			(unaudited)
Revenues	$-	$64	$(64)	$-	$177	$(177)
Cost of revenues	-	(34)	34	(2)	(89)	87
Gross profit		30	(30)	(2)	88	(90)
Expenses:
Research and development, gross	(58)	6,709	(6,767)	(2)	14,195	(14,197)
Government grants	(1,488)	12	(1,500)	(1,488)	(14)	(1,474)

Research and development, net	(1,546)	6,721	(8,267)	(1,490)	14,181	(15,671)
General and administrative	1,873	2,923	(1,050)	5,112	6,085	(973)
Impairment loss	349	-	349	349	-	349
Capital (gain) loss	187	-	187	(423)	-	(423)

Operating loss	863	9,614	(8,751)	3,550	20,178	(16,628)
Financial expense (income), net	11	(180)	191	(37)	(316)	279
Loss	$874	$9,434	$(8,560)	$3,513	$19,862	$(16,349)

Revenues

Comparison of three-month periods ending June 30, 2023 and 2022

No revenues were recorded in the three months ended June 30, 2023, compared to $0.1 million for the parallel period in 2022. The decrease is due to the termination of the NanoCarrier license agreement.

No cost of revenues were recorded in the three months ended June 30, 2023, compared to $0.1 million for the parallel period in 2022. The cost of revenues is attributed to the labor costs and other expenses related to the performance obligations that were delivered during the period. Cost of revenues decreased due to the reduction of labor costs associated with the NanoCarrier license agreement.

Comparison of six-month periods ending June 30, 2023 and 2022

No revenues were recorded in the six months ended June 30, 2023, compared to $0.2 million for the parallel period in 2022. The decrease is due to the termination of the NanoCarrier license agreement.

Cost of revenues for the six months ended June 30, 2023 was $0.002 million compared to $0.1 million for the parallel period. Cost of revenues is attributed to the labor costs and other expenses related to the performance obligations that were delivered during the period.

Research and development expenses, net

Comparison of three-month periods ending June 30, 2023 and 2022

Research and development expenses are shown net of grants. Research and development expenses, net, for the three months ended June 30, 2022 were approximately $(1.5) million, compared to approximately $6.7 million in the parallel period, a decrease of approximately $8.3 million. The decrease in research and development expenses, net, in the three-month period was mainly related to the termination of the ofra-vec clinical trials and related activities as well as termination of the research and development labor workforce and the associated reversal of share based compensation expense in 2023 in addition to the $1.5 million grant received from the EIC during the second quarter of 2023.

Comparison of six-month periods ending June 30, 2023 and 2022

Research and development expenses are shown net of grants. Research and development expenses, net, for the six months ended June 31, 2023 were approximately $(1.5) million, compared to approximately $14.2 million in the parallel period, a decrease of approximately $15.7 million. The decrease in research and development expenses, net, was mainly related was mainly related to the termination of the ofra-vec clinical trials and related activities as well as termination of the research and development labor workforce and the associated reversal of share based compensation expense in 2023 in addition to the $1.5 million grant received from the EIC during the second quarter of 2023.

General and administrative expenses

Comparison of three-month periods ending June 30, 2023 and 2022

General and administrative expenses for the three months ended June 30, 2023 were $1.9 million, compared to $2.9 million for the parallel period, a decrease of $1.1 million. This decrease is mainly attributed to reversal of share based compensation expense as well as decrease in payroll as bonuses were not paid in 2023 compared to the parallel period, offset by an increase in legal costs related to the Merger.

Comparison of six-month periods ending June 30, 2023 and 2022

General and administrative expenses for the six months ended June 30, 2023 were $5.1 million, compared to $6.1 million for the parallel period, a decrease of $1.0 million. This decrease is mainly attributed to reversal of share based compensation expense and a decrease in commercialization activity as well as decrease in payroll as bonuses were not paid in 2023 compared to the parallel period, offset by an increase in legal costs related to the Merger.

Impairment Loss

Comparison of three-month periods ending June 30, 2023 and 2022

Impairment loss for the three months ended June 30, 2023 was $0.3 million compared to zero in the parallel period. The loss was due to the write down of the remaining fixed assets in 2023 in preparation for the Merger.

Comparison of six-month periods ending June 30, 2023 and 2022

Impairment loss for the six months ended June 30, 2023 was $0.3 million compared to zero in the parallel period. The loss was due to the write down of the remaining fixed assets in 2023 in preparation for the Merger.

Capital (gain) loss

Comparison of three-month periods ending June 30, 2023 and 2022

Capital loss for the three months ended June 30, 2023 was $0.2 million compared to zero in the parallel period. The loss in the three month period was a result of a capital loss from the sale of certain fixed assets to third parties in the second quarter of 2023.

Comparison of six-month periods ending June 30, 2023 and 2022

Capital gain for the six months ended June 30, 2023 was $0.4 million compared to zero in the parallel period. This increase is attributed to the gain on the sale of certain assets and rights as part of the facility sale offset by a payment to the IIA for those assets.

Financial expenses (income), net

Comparison of three-month periods ending June 30, 2023 and 2022

Financial expenses, net, was approximately $0.01 million for the three months ended June 30, 2023 compared to $0.2 million of income for the parallel period. The decrease was primarily attributable to a change in exchange rates and a decrease in deposit income.

Comparison of six-month periods ending June 30, 2023 and 2022

Financial income, net, was approximately $0.04 million for the six months ended June 30, 2022 compared to $0.3 million for the parallel period. The decrease was primarily attributable to a change in exchange rates and a decrease in deposit income.

Liquidity and Capital Resources

Since our inception and through June 30, 2023, we have raised an aggregate of $328.5 million to fund our operations, including $29.4 million from IIA grants and $2.6 million from the EIC. Our primary uses of cash have historically been to fund working capital requirements and research and development, and we expect these will continue to represent our primary uses of cash subject to our strategic process. Subject to the outcome of this process, we intend to use our cash resources, together with the proceeds from our previous offerings, to advance clinical programs, working capital, and other general corporate purposes.

On June 30, 2023, we had cash, cash equivalents, short-term bank deposits and restricted bank deposits totaling $24.3 million and working capital of $19.2 million. Based on our current cash resources, and successful implementation of our reduction in workforce, we believe our current cash as of June 30, 2023 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of these financial statements. We undertook a review of our strategic options and any transaction resulting therefrom (such as the Merger, the completed sale of our rights to lease the Modi’in facility and certain related assets, and on the proposed VB-601 Asset Sale) may impact our projection. Further, our losses may fluctuate significantly from quarter to quarter and year to year, depending on the timing of any clinical trials, the receipt of payments under any future collaboration agreements it may enter into, our expenditures on other research and development activities, as well as any strategic options we may pursue. We may seek to raise more capital to pursue additional activities, including through a combination of private and public equity offerings, debt, government grants, strategic collaborations and licensing arrangements. Additional financing may not be available when we need it or may not be available on terms that are favorable to us. We are unable to estimate the amounts of increased capital outlays and operating expenses associated with the development of VB-601.

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

Cash Flows

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
	(unaudited)
Cash used in operating activities	$(4,050)	$(18,052)
Cash provided by (used in) investing activities	10,286	11,265
Cash provided by financing activities	1	-
	$6,237	$(6,787)

Operating Activities

Net cash used in operating activities was approximately $4.1 million for the six months ended June 30, 2023 and was primarily the result of our $3.5 million net loss in addition to a net increase in working capital of $0.7 million, partially offset by an aggregate of $0.2 million in non-cash charges.

Net cash used in operating activities for the parallel period was $18.1 million and was primarily the result of our $19.9 million net loss and a net increase in working capital of $0.8 million, partially offset by an aggregate of $2.6 million in non-cash charges.

Investing Activities

Net cash used in investing activities was approximately $10.3 million for the six months ended June 30, 2023, and was primarily due to maturation of short-term bank deposits of $3.0 million and the proceeds of the sale of a long-term assets of $7.3 million.

Net cash used in investing activities in the parallel period was $11.3 million. This was primarily due to maturation of short-term bank deposits of $15.1 million, offset by investment in short-term bank deposits of $3.0 million and the purchase of fixed assets of $0.8 million.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2023 was $0.001 million and related to the issuance of shares to employees.

There were no financing activities for the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

Exhibit Number	Description

2.1+	Agreement and Plan of Merger, dated February 22, 2023, among Vascular Biogenics, Ltd., Notable Labs, Inc. and Vibrant Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on February 23, 2023).

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Securities and Exchange Commission on March 14, 2023).

3.2	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.1 to the Form 10-K filed with the Securities and Exchange Commission on March 14, 2023).

10.1	Non-Binding Term Sheet between Vascular Biogenics Ltd. and Wellbeing Group Ltd., dated June 30, 2023, as amended July 25, 2023 (incorporated by reference to Annex D to the proxy statement/prospectus/information statement included in the Form S-4 filed with the Securities and Exchange Commission on July 26, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¥	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

VASCULAR BIOGENICS LTD.

Date: August 14, 2023	By:	/s/ Dror Harats
	Name:	Dror Harats
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Sam Backenroth
	Name:	Sam Backenroth
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

