Form 10-Q
period 2023-09-30
Notable Labs, Ltd.
filed 2023-11-14
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 001-36581

Notable Labs, Ltd.

(Exact name of registrant as specified in its charter)

Israel	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 Hatch Drive
Foster City, California	94404
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 851-2410

Vascular Biogenics Ltd.

8 HaSatat St.

Modi’in, Israel 7178106

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.35 per share	NTBL	The Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2023, the registrant had 9,001,320 ordinary shares, par value NIS 0.35 par value per share, outstanding.

EXPLANATORY NOTE

Following the completion of the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q, on October 16, 2023, Notable Labs, Ltd., formerly known as “Vascular Biogenics Ltd.” (the “Company”), completed its business combination with Notable Labs, Inc. and Vibrant Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”) in accordance with the terms of the Agreement and Plan of Merger, dated as of February 22, 2023 (the “Merger Agreement”), by and among the Company, Notable and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Notable, with Notable surviving as a wholly owned subsidiary of the Company (the “Merger”). Also on October 16, 2023, in connection with, and prior to completion of, the Merger, the Company effected a 1-for-35 reverse share split (the “Reverse Share Split”) of its ordinary shares, of a nominal value of NIS 0.35 each (“Ordinary Shares”). The Company also changed its name to “Notable Labs, Ltd.” (the “Name Change”). Following the completion of the Merger, the business of Notable Labs, Inc. became the business conducted by the Company, which is a clinical-stage platform therapeutics company developing predictive precision medicines for patients with cancer. Unless otherwise noted, all references to share amounts in this Quarterly Report on Form 10-Q reflect the Reverse Share Split. As used herein, the words the “Company,” “we,” “us,” and “our” refer to Notable Labs, Ltd. and its direct and indirect subsidiaries, as applicable (which, in the case of the financial statements contained herein, refer to the Company prior to the Merger). In addition, the word “VBL” refers to the Company prior to the completion of the Merger. The financial statements herein reflect the results of VBL prior to completion of the Merger. The Merger is being accounted for as a reverse merger, and commencing with the fiscal period in which the Merger closed the historical financial statements of the Company will be those of Notable Labs, Inc. Since the Merger was not yet closed during the quarter ended September 30, 2023, the financial statements contained herein are those of the Company (formerly known as Vascular Biogenics Ltd.).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance, which express the current beliefs and expectations of our management. Such statements involve a number of known and unknown risks, uncertainties and other factors that could cause our actual future results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements that are not historical facts and can be identified by words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, express or implied statements about:

●	our cash runway;

●	the initiation, timing, progress and results of our preclinical and clinical activities, including a Phase 2a trial for Volasertib and our research and development program;

●	our expectations about the availability and timing of data from any clinical trial;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our plans for future clinical trials;

●	our ability to manufacture our product candidates in sufficient quantities for clinical trials and, if appropriate, commercialization;

●	the timing or likelihood of regulatory filings and approvals, including data required to file for regulatory approval;

●	the commercialization of our product candidates, if approved;

●	potential advantages of our product candidates;

●	the pricing and reimbursement of our product candidates, if approved;

●	our ability to develop and commercialize additional product candidates;

●	our business strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope and duration of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	our ability to establish and maintain collaborations and the benefits of such collaborations;

●	our ability to maintain our level of grant funding or obtain additional grant or other non-dilutive sources of funding and commitments associated with such grants; and

●	developments relating to our competitors and our industry.

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission, or SEC, on March 14, 2023, as updated in Part II, Section 1A of this Quarterly Report on Form 10-Q, including, among other things, the following:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We have never generated any revenue from product sales and may never be profitable.

●	We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations (or could impact our ability to complete the proposed Merger or the equity split in the proposed Merger).

●	We are highly dependent on our technology in general, and we cannot be certain that our product candidates will receive regulatory approval or be commercialized or that we will be able to realize any value from these product candidates. Any failure to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates, independently or in cooperation with a third party collaborator, or the experience of significant delays in doing so, would compromise our ability to generate revenue and become profitable.

●	Our product candidates are based on novel technology and are in early stages of development, which makes it difficult to predict the time and cost of development and potential regulatory approval.

●	We may find it difficult to enroll patients in future clinical trials, and patients could discontinue their participation in our clinical trials, which could delay or prevent clinical trials of our product candidate.

●	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	The results from our future clinical trials may not be sufficiently robust to support the submission for marketing approval for our product candidates. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.

●	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our product candidates, if approved, that could materially affect the opportunity to commercialize.

●	We expect to rely on third parties to conduct all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

●	We intend to rely on third-party manufacturers to produce commercial quantities of any of our product candidates that receive regulatory approval, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers do not have experience producing our product candidate at commercial levels and may not pass regulatory inspections or achieve the necessary regulatory approvals or produce our product candidate at the quality, quantities, locations and timing needed to support commercialization.

●	Our future success depends on our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel.

●	Pandemics or other global emergencies could have an adverse impact on our developmental programs and our financial condition.

●	The market price of our ordinary shares may be highly volatile, and you may not be able to resell your shares at the purchase price.

●	As of January 1, 2023, we lost our foreign private issuer status, and we are required to comply with (1) the Exchange Act’s domestic reporting regime and (2) accepted governance practices associated with U.S. domestic issuers in accordance with various SEC and Nasdaq rules, which will likely cause us to incur significant legal, accounting and other expenses. We also now qualify as a “smaller reporting company” and intend to use the scaled disclosures available to such companies, which may make an investment in our company less attractive to some investors.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
	U.S. dollars in thousands
ASSETS
Current assets:
Cash and cash equivalents	$20,768	$17,665
Restricted cash	-	360
Short-term bank deposits	-	3,054
Other current assets	171	1,070
Total current assets	20,939	22,149

Non-current assets:
Funds in respect of employee rights upon retirement	-	368
Property, plant and equipment, net	-	6,601
Operating lease right-of-use assets	-	541
Total non-current assets	-	7,510
Total assets	$20,939	$29,659

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accruals:
Accounts payable	$748	$808
Accrued expenses	172	2,925
Other current liabilities	1,681	2,434
Current maturity of operating leases liability	-	564

Total current liabilities	$2,601	$6,731

Non-current liabilities:
Liability for employee rights upon retirement	-	477
Total non-current liabilities	-	477

Total liabilities	$2,601	$7,208

Shareholders’ equity:
Ordinary shares, NIS 0.35 par value; 5,714,286 authorized as of September 30, 2023 and December 31, 2022; 2,218,299 and 1,992,861 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	175	174

Additional paid in capital	317,120	316,654
Accumulated deficit	(298,957)	(294,377)
Total equity	18,338	22,451

Total liabilities and equity	$20,939	$29,659

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF NET LOSS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
		U.S. dollars in thousands
Revenues	$-	$481	$-	$658
Cost of revenues	-	(63)	(2)	(152)
Gross profit (loss)	-	418	(2)	506
Research and development expenses, net	$(686)	$5,947	$(2,176)	$20,128
General and administrative expenses	1,847	3,746	6,959	9,831
Capital gain, net of impairment on property, plant, and equipment	(157)	-	(231)	-
Operating loss	1,004	9,275	4,554	29,453
Financial income	-	(140)	(67)	(491)
Financial expenses	63	35	93	70
Financial loss (income), net	63	(105)	26	(421)
Net loss and comprehensive loss	$1,067	$9,170	$4,580	$29,032
	U.S. dollars
Loss per ordinary share
Basic and diluted	$0.48	$4.13	$2.05	$13.12
	Number of shares
Weighted average ordinary shares outstanding
Basic and diluted	2,239,128	2,218,007	2,233,994	2,213,487

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Ordinary shares in		Paid in		Accumulated	Total
	Shares (*)	Amount	capital	Warrants	deficit	equity
			U.S. dollars in thousands
Balance at July 1, 2022	1,981,398	$173	$316,136	$-	$(281,935)	$34,374
Changes for the three months ended September 30, 2022
Net loss			-	-	(9,170)	(9,170)
Share based compensation to employees and service provider	351	**	79	-	-	79
Employee exercise of stock options	11,112	4	18	-	-	22

Balance at September 30, 2022	1,992,861	$177	$316,233	$-	$(291,105)	$25,305

(*)	Adjusted to reflect reverse stock split, see notes 1 and 2.
**	Lower than $1 thousand.

			Additional
	Ordinary shares in		Paid in		Accumulated	Total
	shares (*)	Amount	capital		deficit	equity
	U.S. dollars in thousands
Balance at July 1, 2023	2,014,289	$175	$316,952		$(297,890)	$19,237
Changes for the three months ended September 30, 2023
Net loss		-	-		(1,067)	(1,067)
Exercise of pre-funded warrants (Note 4b)	204,010	**	(**	)	-	-
Share based compensation to employees	-	-	168		-	168
Balance at September 30, 2023	2,218,299	$175	$317,120		$(298,957)	$18,338

(*)	Adjusted to reflect reverse stock split, see notes 1 and 2.
**	Lower than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY

(UNAUDITED)

							Ordinary shares
			Additional				subject to possible
	Ordinary shares in		paid in		Accumulated	Total	redemption
	Shares (*)	Amount	capital	Warrants	deficit	equity	shares	Amount
	U.S. dollars in thousands
Balance at January 1, 2022	1,963,188	$171	$309,355	$3,127	$(262,073)	$50,580	615,366	$1,598
Changes for the nine months ended September 30, 2022
Net loss			-	-	(29,032)	(29,032)
Expired warrants			3,127	(3,127)
Reclassification of redemption shares into ordinary shares	17,582	2	1,596	-	-	1,598	(615,366)	(1,598)
Share based compensation to employees and service provider	979	**	2,137	-	-	2,137
Employee exercise of stock options	11,112	4	18	-	-	22

Balance at September 30, 2022	1,992,861	$177	$316,233	$-	$(291,105)	$25,305	-	$-

(*)	Adjusted to reflect reverse stock split, see notes 1 and 2.
**	Lower than $1 thousand.

	Ordinary shares in		Additional paid in		Accumulated	Total
	Shares (*)	Amount	capital		deficit	equity
	U.S. dollars in thousands
Balance at January 1, 2023	1,992,861	$174	$316,654		$(294,377)	$22,451
Changes for the nine months ended September 30, 2023
Net loss		-	-		(4,580)	(4,580)
Issuance of ordinary shares	21,428	1	-		-	1
Exercise of pre-funded warrants (Note 4b)	204,010	**	(**	)	-	-
Share based compensation to employees	-	-	466		-	466
Balance at September 30, 2023	2,218,299	$175	$317,120		$(298,957)	$18,338

(*)	Adjusted to reflect reverse stock split, see notes 1 and 2.
**	Lower than $1 thousand.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

VASCULAR BIOGENICS LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	U.S. dollars in thousands

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,580)	$(29,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,061
Interest (income) expense	54	(20)
Capital gain, net of impairment on property, plant and equipment	(231)	-
Net changes in operating leases	-	(287)
Exchange losses (gain) on cash and cash equivalents and restricted cash	72	133
Changes in accrued liability for employee rights upon retirement	(100)	(21)
Share-based compensation	466	2,137
Changes in operating assets and liabilities:
Decrease in other current assets and long-term prepaid expenses	994	1,731
Increase (decrease) in accounts payable:
Trade	(224)	(2,565)
Other (including other non-current liability)	(4,091)	2,648
Decrease in deferred revenue	-	(658)
Net cash used in operating activities	$(7,640)	$(24,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$-	$(810)
Proceeds from the sale of long-term assets	7,454	-
Investment in short-term bank deposits	-	(3,000)
Maturity of short-term bank deposits	3,000	25,108
Net cash provided by investing activities	$10,454	$21,298
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of ordinary shares	$1	$22
Net cash provided by financing activities	$1	$22
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	$2,815	$(3,553)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	18,025	22,348
EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(72)	(133)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$20,768	$18,662

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH REPORTED IN THE STATEMENT OF FINANCIAL POSITION
Cash and cash equivalents	20,768	18,302
Restricted bank deposits included in non-current assets	-	360
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$20,768	$18,662

SUPPLEMENTARY DISCLOSURE ON CASH FLOWS
Reclassification of ordinary shares subject to possible redemption into ordinary shares	$-	$1,598
Interest received	$74	$173

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

VBL’s sole product candidate, VB-601, was a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis (“NASH”) and inflammatory bowel disease. VB-601 was developed using VBL’s monocyte targeting technology (“MTT”) and is designed to specifically inhibit monocyte migration. VBL planned to monetize this asset prior to or concurrent with the Merger rather than pursue further clinical development internally. On June 30, 2023, VBL entered into a non-binding term sheet, as amended, for the proposed sale of VB-601 and MOSPD2 related assets (the “VB-601 Asset”) .. On October 16, 2023, VBL completed the sale of the VB-601 Asset. See below for additional information.

In May 2023, VBL received an additional €1.4 million ($1.5 million) in grant funding from the EIC under the previously awarded ofra-vec grant.

Merger with Notable Labs, Inc.

On February 22, 2023, VBL entered into a Merger Agreement (the “Merger Agreement”) with Notable Labs, Inc., a Delaware corporation (“Notable”), and Vibrant Merger Sub, Inc., a Delaware corporation and VBL’s direct, wholly-owned subsidiary, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Notable merged with and into Merger Sub at the effective time (“Effective Time”), with Notable continuing after the merger as the surviving corporation and VBL’s wholly-owned subsidiary (such transaction, the “Merger”).

On October 16, 2023, VBL closed the Merger with Notable. In conjunction with the Merger, the Company changed its name from “Vascular Biogenics Ltd.” to “Notable Labs, Ltd.” (the “Name Change”).

At the Effective Time, each outstanding share of Notable capital stock was converted into the right to receive VBL ordinary shares, under the exchange ratio formula in the Merger Agreement, with former Notable securityholders owning approximately 75.2% of Notable Labs, Ltd.’s ordinary shares outstanding on a fully diluted basis, and the securityholders of VBL owning approximately 24.8% of Notable Labs, Ltd.’s ordinary shares outstanding on a fully diluted basis.

Also on October 16, 2023, in connection with, and prior to completion of, the Merger, the Company effected a 1-for-35 reverse share split (the “Reverse Share Split”) of its ordinary shares, of a nominal value of NIS 0.35 each (“Ordinary Shares”).

Following the completion of the Merger, the business of Notable became the business conducted by the Company, which is a clinical-stage platform therapeutics company developing predictive precision medicines for patients with cancer.

Upon closing of the Merger, the board of directors of the Company consists of seven directors, with one director designated by VBL. Following the closing of the Merger, the Company is being led by Notable’s chief executive officer and executive management team.

At the annual and special meeting of the Company’s shareholders held on October 12, 2023, the Company’s shareholders approved amendments to the Company’s Amended and Restated Articles of Association (the “Articles”), to effect the Reverse Share Split, to increase the Company’s registered share capital by NIS 10,000,000 and authorize an additional 1,000,000,000 Ordinary Shares, subject to any adjustments required pursuant to the Merger and the Reverse Share Split, as determined by the Company’s board of directors (the “Share Capital Increase”), approve change of the Company’s name to “Notable Labs, Ltd.”, effective as of the closing of the Merger, and a modification to the legal quorum required for the Company’s general meeting of shareholders, which shall consist of at least one (1) shareholder who holds or represents at least 33 1/3% of the voting rights in the Company (the “Quorum Modification”), effective as of the closing of the Merger. Following the effect of the Reverse Share Split, the Company has 34,285,714 authorized Ordinary Shares and NIS 12,000,000 of registered share capital.

Asset Sale- Modi’in Facility

On February 15, 2023, VBL entered into a purchase agreement providing for the sale of VBL’s rights to the Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. In addition, VBL accrued a liability for a potential payment to the Israeli Innovation Authority (“IIA”) as a result of the sale, which was recorded against the capital gain. VBL completed the asset sale on March 9, 2023.

Sale of VB-601 Asset

On June 30, 2023, VBL entered into a non-binding term sheet with Wellbeing Group Ltd. (“Wellbeing”) (as amended on July 25, 2023, the “VB-601 Offer”) for the proposed sale of the VB-601 Asset to Wellbeing, or one of its assignees, for total consideration of up to $5 million plus royalties (the “VB-601 Asset Sale”). Wellbeing intended to form a new company and recruit Prof. Harats, Dr. Feige, and Mr. Backenroth (“Interested Parties”) as investors and partners to manage the company and develop VB-601 due to their historical knowledge of the program. Due to the involvement of the Interested Parties in the entity that is moving forward with and developing the VB-601 Asset, the transaction is considered a related party transaction, and required audit committee and board of directors approval and execution of definitive documentation. VBL’s board of directors also resolved that the closing of the VB-601 Asset Sale would be subject to the separate approval of the VBL shareholders at the VBL special meeting. The Interested Parties recused themselves from negotiations between VBL and Wellbeing regarding the VB-601 Offer.

On October 1, 2023, following the execution of the term sheet with Wellbeing on June 30, 2023 (as amended on July 25, 2023) (the “Term Sheet”), the parties entered into definitive asset purchase agreement (the “Asset Purchase Agreement”) for the sale of the VB-601 Asset. On October 16, 2023, the Company completed the sale to Immunewalk Therapeutics Inc. (“Immunewalk”), an assignee of Wellbeing, pursuant to the Asset Purchase Agreement. Under the Asset Purchase Agreement, Immunewalk agreed to pay an upfront cash payment of $250,000 to the Company at the closing and additional payments of up to $4.75 million upon the achievement of clinical and commercial milestones by Immunewalk, its Affiliates or Licensees. Immunewalk also agreed to pay a low to mid-single digit percentage tiered royalty on aggregate annual Net Sales by Immunewalk or any of its Affiliates above $50 million, for the sale of Covered Products. The Asset Purchase Agreement also clarified that in cases where Immunewalk licenses any of the VB-601 Assets, the Company is entitled to receive a low-teen digit percentage of the License Fees actually received by Immunewalk from a Licensee with respect to Net Sales of such Licensee and adjusted the definition of Net Sales in the Asset Purchase Agreement. In addition, the parties further agreed that in the event of an asset sale by Immunewalk, the royalty rates shall be adjusted as set forth in the Asset Purchase Agreement.

Nasdaq Listing

In August 2022, VBL received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”), notifying VBL that the Company’s listed securities did not maintain the minimum bid price requirement of $1.00 per ordinary share for continued listing on the Nasdaq Global Market for a period of 30 consecutive business days as required under Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency letter did not result in the immediate delisting of VBL’s ordinary shares, and the Company’s ordinary shares continued to trade uninterrupted under the symbol “VBLT.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), VBL had a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. The Company did not regain compliance by February 27, 2023, requested the transfer of its listing to the Nasdaq Capital Market and received an additional 180 day period to regain compliance, or until August 28, 2023. The Company timely requested a hearing with the Nasdaq Hearings Panel, or the Panel, at which hearing it requested a further extension with which to evidence compliance with all applicable requirements for continued listing on Nasdaq. The Company’s plan to regain compliance included the completion of the proposed Merger and reverse stock split. On October 19, 2023, the Company received a written notification from Nasdaq stating that the Company has demonstrated compliance with Nasdaq’s initial listing requirements, including the bid price requirement with respect to the Company’s ordinary shares, and that, accordingly, Nasdaq considers the prior outstanding minimum bid price deficiency matter described above to be closed.

As part of the preparations for the Merger, VBL sold certain long-term assets and rights. Long-term assets which were not sold were written off. As a result, in the nine-month period ended September 30, 2023, the Company recorded a capital gain, net of impairment of $0.2 million.

Since incorporation through September 30, 2023, Notable Labs, Ltd. and its subsidiaries (hereinafter referred to as “the Post-Merger Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit. The Post-Merger Company has financed its operations primarily through the issuance of Preferred Shares and SAFE shares and through the cash inflow as a result of the Merger completed on October 16, 2023. As of the issuance date of these consolidated financial statements, Notable Labs, Ltd.’s cash and investments provide sufficient resources to fund its operations through at least the next 12 months. In order to develop and commercialize any future product candidates if they are granted regulatory approval, Notable Labs, Ltd. is required to obtain further funding through public or private offerings, debt financings, collaboration, licensing arrangements or other sources. Adequate additional funding may not be available to Notable Labs, Ltd. on acceptable terms, or at all. If Notable Labs, Ltd. is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

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

On October 16, 2023, the Company closed the Merger with Notable.

As described in Note 1, in conjunction with the Merger, the Company changed its name from “Vascular Biogenics Ltd.” to “Notable Labs, Ltd.”.

In addition, in conjunction with the Merger, and as described in Note 1, the Company effected a 1-for-35 reverse share splitof its Ordinary Shares.

The Company accounted for the Reverse Share Split on a retroactive basis pursuant to ASC 260. As a result, all ordinary share amounts, options outstanding and exercisable for ordinary shares, amounts of pre-funded warrants and RSUs, exercise prices and loss per share amounts have been adjusted, on a retroactive basis, for all periods presented in these condensed consolidated financial statements and the applicable disclosures, to reflect such Reverse Share Split.

The Merger is being accounted for as a reverse merger, and commencing with the fiscal period in which the Merger closed the historical financial statements of the Company will be those of Notable Labs, Inc. Since the Merger was not yet closed during the quarter ended September 30, 2023, the financial statements contained herein are those of VBL.

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

Potentially dilutive securities have been excluded from VBL’s computation of net loss per share as such securities would have been anti-dilutive. There were 152,413(*) ordinary shares underlying outstanding options and RSUs at September 30, 2023, and 298,634(*) ordinary shares underlying outstanding options and RSUs at September 30, 2022.

(*)	Adjusted to reflect reverse stock split, see notes 1 and 2.

NOTE 4 – SHAREHOLDERS’ EQUITY (*)

a. Ordinary Shares

The Company has 5,714,286 ordinary shares, NIS 0.35 par value per share, authorized as of September 30, 2023. Each ordinary share is entitled to one voting right. Ordinary share owners are entitled to dividends when funds are legally available and declared by the Company’s board of directors.

b. Pre-funded Warrants

In April 2021, the Company issued 230,000 pre-funded warrants in lieu of ordinary shares in an underwritten public offering at a price per share of $66.15. The pre-funded warrants are exercisable for $0.35 per share and have no expiration date. On July 28, 2023, 211,428 pre-funded warrants were exercised via cashless exercise resulting in the issuance of 204,010 ordinary shares.

c. Restricted Stock Units

During the nine months ended September 30, 2023, 21,429 restricted stock units vested and were exercised into ordinary shares at an exercise price of 0.35 NIS.

(*)	Share, RSU and pre-funded warrant amounts; price per share; and exercise price adjusted to reflect reverse stock split, see notes 1 and 2.

NOTE 5 – CONTINGENT LIABILITIES

The Company is committed to pay royalties to the Government of Israel (the “Government”) on proceeds from sales of products in the research and development of which the Government participates by way of grants. At the time the grants were received, successful development of the related project was not assumed. In the case of failure of the project that was partly financed by the Government, the Company is not obligated to pay any such royalties. As the Company does not foresee any revenue from these projects, it believes it is no longer obligated to pay additional royalties, except for a potential repayment of support for assets that are monetized. Under the terms of the Company’s funding from the Government, royalties of 3%-3.5% are payable on sales of products developed from projects funded up to 100% of the amount of the grant received by the Company (dollar linked) with the addition of an annual interest. As of September 30, 2023, the total additional royalty amount that may be payable by the Company, before the additional interest, is approximately $29.4 million ($38.4 million including interest). To date, the Company has paid the IIA approximately $1.1 million in royalties.

NOTE 6 – SUBSEQUENT EVENTS

On October 16, 2023, VBL closed the Merger with Notable Labs, Inc. See Note 1 for additional information.

On October 16, 2023, the Company completed the sale of the VB-601 Asset to Immunewalk Therapeutics Inc., pursuant to the terms of an Asset Purchase Agreement dated as of October 1, 2023, between the Company and Immunewalk. See Note 1 for additional information.

On October 19, 2023, the Company received a written notification from Nasdaq stating that the Company has demonstrated compliance with Nasdaq’s initial listing requirements, including the bid price requirement with respect to the Company’s ordinary shares, and that, accordingly, Nasdaq considers the prior outstanding minimum bid price deficiency matter to be closed. See Note 1 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in this Form 10-Q. Our audited financial statements as of and for the year ended December 31, 2022 have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and our unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2023, or the period, have been prepared in accordance with U.S. GAAP, “Interim Reporting,” or ASC 270 and Article 10 of Regulation S-X. Unless stated otherwise, comparisons included herein are made to the three and nine months period ended on September 30, 2022, or the parallel period. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company”, “VBL,” “we,” “us,” and “our” refer to Vascular Biogenics Ltd. (now known as Notable Labs, Ltd. following completion of the Merger described below) and its consolidated subsidiary. You should read the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company that has historically focused on developing targeted therapies for immune-inflammatory diseases and cancer. Our goal was to provide differentiated targeted therapeutics to address the underlying cause of diseases where treatment options are limited. Our sole product candidate, VB-601, was a targeted antibody for immune-inflammatory applications that has shown disease-modifying activity across multiple preclinical models including multiple sclerosis, rheumatoid arthritis, non-alcoholic steatohepatitis, or NASH, and inflammatory bowel disease. VB-601 was developed using our monocyte targeting technology, or MTT, and is designed to specifically inhibit monocyte migration. We planned to monetize this asset prior to or concurrent to the Merger (as defined below), rather than pursue clinical development internally. On June 30, 2023, we entered into a non-binding term sheet, as amended, for the sale of the VB-601 Asset to Wellbeing Group Ltd., or Wellbeing, or one of its assignees, for total cash consideration of up to $5 million plus royalties. On October 16, 2023, we completed the sale of VB-601 and MOSPD2 related assets (the “VB-601 Asset”) to Immunewalk Therapeutics Inc. (“Immunewalk”) an assignee of Wellbeing.

Merger with Notable Labs, Inc.

On February 22, 2023, we entered into a Merger Agreement, or the Merger Agreement, with Notable Labs, Inc., or Notable, and Vibrant Merger Sub, Inc., or Merger Sub, pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Notable was merged with and into Merger Sub (which transaction is referred to throughout this Quarterly Report as the Merger) at the effective time, or the Effective Time, with Notable continuing after the Merger as the surviving corporation and our wholly-owned subsidiary. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes.

At the Effective Time, each outstanding share of Notable capital stock was converted into the right to receive VBL ordinary shares, or Ordinary Shares, as set forth in the Merger Agreement. Under the exchange ratio formula in the Merger Agreement, immediately following the Effective Time, the former Notable securityholders own approximately 75.2% of the Ordinary Shares outstanding on a fully diluted basis and following adjustment, and VBL securityholders as of immediately prior to the Effective Time own approximately 24.8% of the Ordinary Shares outstanding on a fully diluted basis.

The Merger Agreement also stated that, immediately following the Effective Time, the board of directors of the combined organization will consist of up to seven directors, with one director designated by VBL. Upon the closing of the transaction, the combined organization is being led by Notable’s chief executive officer and executive management team. In connection with the Merger, we amended our articles of association to: (i) effect a 1-for 35 reverse share split (the “Reverse Share Split”), (ii) increase the Company’s registered share capital by NIS 10,000,000 and authorize an additional 1,000,000,000 Ordinary Shares (the “Share Capital Increase”), and (iii) approve the change of the Company’s name to “Notable Labs, Ltd.” (the “Name Change”), effective as of the closing of the Merger, and (iv) a modification to the legal quorum required for the Company’s general meeting of shareholders, which shall consist of at least one (1) shareholder who holds or represents at least 33 1/3% of the voting rights in the Company (the “Quorum Modification”), effective as of the closing of the Merger. Following the effect of the Reverse Share Split, the Company has 34,285,714 authorized Ordinary Shares and NIS 12,000,000 of registered share capital.

The Merger is expected to be a reverse asset acquisition accounted for as a reverse recapitalization, as our assets at the time of the closing of the Merger were primarily cash and cash equivalents, and the historical financial statements of Notable will be our historical financial statements following completion of the Merger.

On October 16, 2023, VBL closed the Merger with Notable Labs, Inc. (“Notable”). In accordance with the terms of the Agreement and Plan of Merger, dated as of February 22, 2023 (the “Merger Agreement”), by and among the Company, Notable and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Notable, with Notable surviving as a wholly owned subsidiary of the Company (the “Merger”).

Asset Sale- Modi’in Facility

On February 15, 2023, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, providing for the sale of our rights to our former Modi’in manufacturing facility, along with certain tangible assets and equipment located therein for $7.1 million. We used the proceeds from the asset sale to meet the $15.0 million minimum Net Cash closing condition provided in the Merger Agreement and disposed of such rights in contemplation of the Merger (although completion of such asset sale was not a condition to the Merger). We completed the asset sale on March 9, 2023 and retained the right to use a portion of the space for a nominal fee until August 31, 2023, with a potential extension of an additional month. During the nine months ended September 30, 2023, we recorded a capital gain, net of impairment, resulting from the facility sale and other fixed asset sales of approximately $0.2 million.

Sale of VB-601 Asset

On June 30, 2023, we entered into a non-binding term sheet with Wellbeing (as amended on July 25, 2023), or the VB-601 Offer, for the sale of the VB-601 Asset to Wellbeing, or one of its assignees, for total consideration of up to $5 million plus royalties, or the VB-601 Asset Sale. The VB-601 Offer consisted of a $250,000 upfront cash payment to be paid upon closing, up to a total of $4.75 million in clinical and commercial milestones, and a low to mid single digit percentage tiered royalty on annual net sales above $50 million. The VB-601 Offer included a 90-day exclusivity period and other reasonable and customary closing conditions for a transaction of this type and nature. Wellbeing intended to form a new company and recruit Prof. Harats, Dr. Feige, and Mr. Backenroth, or the Interested Parties, as investors and partners to manage the company and develop VB-601 due to their historical knowledge of the program. Due to the involvement of the Interested Parties in the entity that will be moving forward with and developing the VB-601 Asset, the transaction is considered a related party transaction, and required audit committee and board of directors approval and execution of definitive documentation. Our board of directors also resolved that the closing of the VB-601 Asset Sale would be subject to the separate approval of our shareholders at the VBL special meeting. The Interested Parties recused themselves from negotiations between us and Wellbeing regarding the VB-601 Offer. The VB-601 Asset Sale was expected to close immediately prior to or concurrent with the Merger, however, it is not a condition to the closing of the Merger.

On October 16, 2023, we completed the sale of VB-601 and MOSPD2 related assets (the “VB-601 Asset”) to Immunewalk Therapeutics Inc. (“Immunewalk”), an assignee of Wellbeing, pursuant to the terms of an Asset Purchase Agreement dated as of October 1, 2023, between the Company and Immunewalk (the “Asset Purchase Agreement”). Under the Asset Purchase Agreement, Immunewalk agreed to pay an upfront cash payment of $250,000 to the Company at the closing and additional payments of up to $4.75 million upon the achievement of clinical and commercial milestones by Immunewalk, its Affiliates or Licensees. Immunewalk also agreed to pay a low to mid-single digit percentage tiered royalty on aggregate annual Net Sales by Immunewalk or any of its Affiliates above $50 million, for the sale of Covered Products. The Asset Purchase Agreement also clarified that in cases where Immunewalk licenses any of the VB-601 Assets, the Company is entitled to receive a low-teen digit percentage of the License Fees actually received by Immunewalk from a Licensee with respect to Net Sales of such Licensee and adjusted the definition of Net Sales in the Asset Purchase Agreement. In addition, the parties further agreed that in the event of an asset sale by Immunewalk, the royalty rates shall be adjusted as set forth in the Asset Purchase Agreement.

Nasdaq Listing

In August 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that our listed securities did not maintain the minimum bid price requirement of $1.00 per ordinary share for continued listing on the Nasdaq Global Market for a period of 30 consecutive business days as required under Nasdaq Listing Rule 5450(a)(1). The Nasdaq deficiency letter did not result in the immediate delisting of our ordinary shares, and our ordinary shares continue to trade uninterrupted under the symbol “VBLT.” Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a compliance period of 180 calendar days, or until February 27, 2023, to regain compliance with Nasdaq’s minimum bid price requirement. If at any time during the compliance period, our ordinary shares had a closing bid price of at least $1.00 for 10 consecutive business days, Nasdaq would have provided us with a written confirmation of compliance and the matter would have closed. We did not regain compliance by February 27, 2023, requested the transfer of our listing to the Nasdaq Capital Market and received an additional 180 day period to regain compliance, or until August 28, 2023. We timely requested a hearing with the Nasdaq Hearings Panel, or the Panel, at which hearing we requested a further extension with which to evidence compliance with all applicable requirements for continued listing on Nasdaq. Our plan to regain compliance included the completion of the proposed Merger and reverse stock split. On October 19, 2023, we received a written notification from Nasdaq stating that the Company has demonstrated compliance with Nasdaq’s initial listing requirements, including the bid price requirement with respect to the Company’s ordinary shares, and that, accordingly, Nasdaq considers the prior outstanding minimum bid price deficiency matter to be closed.

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

Research and development expenses are recognized as incurred. An intangible asset arising from the development of our product candidates is recognized if certain capitalization conditions are met. As of September 30, 2023, we did not have any capitalized development costs.

We have received grants for the ofra-vec program and another historical program from the Israeli Office of Chief Scientist, which has later transformed to the Israeli Innovation Authority, or IIA, under the Israel Encouragement of Research and Development in Industry, or the Research Law, as part of the research and development programs. The requirements and restrictions for such grants are found in the Research Law. These grants are subject to repayment through future royalty payments on any products resulting from these research and development programs that received grant funding. The total gross amount of grants actually received by us from the IIA, including accrued interest as of September 30, 2023, totaled $38.4 million. On July 19, 2023, the IIA notified us that it has closed all of the grant funded programs.

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

We recognize full valuation allowance because we do not expect taxable income.

Results of Operations

Comparison of the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Increase	Nine Months Ended		Increase
	September 30,		(decrease)	September 30,		(decrease)
	2023	2022		$2023	2022	$
	in thousands)			(in thousands)
	(unaudited)			(unaudited)
Revenues	$-	$481	$(481)	$-	$658	$(658)
Cost of revenues	-	(63)	(63)	(2)	(152)	150
Gross profit (loss)	-	418	(418)	(2)	506	(508)
Expenses:
Research and development, gross	(686)	7,094	(7,780)	(688)	21,289	(21,977)
Government grants	-	(1,147)	1,147	(1,488)	(1,161)	(327)

Research and development, net	(686)	5,947	(6,633)	(2,176)	20,128	(22,304)
General and administrative	1,847	3,746	(1,899)	6,959	9,831	(2,872)
Capital gain, net of impairment on property, plant and equipment	(157)	-	(157)	(231)	-	(231)

Operating loss	1,004	9,275	(8,271)	4,554	29,453	(24,899)
Financial expense (income), net	63	(105)	168	26	(421)	447
Loss	$1,067	$9,170	$(8,103)	$4,580	$29,032	$(24,452)

Revenues

Comparison of three-month periods ended September 30, 2023 and 2022

No revenues were recorded in the three months ended September 30, 2023, compared to $0.5 million for the parallel period in 2022. The decrease is due to the termination of the NanoCarrier license agreement.

No cost of revenues were recorded in the three months ended September 30, 2023, compared to $0.1 million for the parallel period in 2022. The cost of revenues is attributed to the labor costs and other expenses related to the performance obligations that were delivered during the period. Cost of revenues decreased due to the reduction of labor costs associated with the NanoCarrier license agreement.

Comparison of nine-month periods ended September 30, 2023 and 2022

No revenues were recorded in the nine months ended September 30, 2023, compared to $0.7 million for the parallel period in 2022. The decrease is due to the termination of the NanoCarrier license agreement.

Cost of revenues for the nine months ended September 30, 2023 was $0.002 million compared to $0.2 million for the parallel period. Cost of revenues is attributed to the labor costs and other expenses related to the performance obligations that were delivered during the period.

Research and development expenses, net

Comparison of three-month periods ended September 30, 2023 and 2022

Research and development expenses are shown net of grants. Research and development expenses, net, for the three months ended September 30, 2022 were approximately $(0.7) million, compared to approximately $5.9 million in the parallel period, a decrease of approximately $6.6 million. The decrease in research and development expenses, net, in the three-month period was mainly related to the termination of the ofra-vec clinical trials and related activities as well as termination of the research and development labor workforce and the associated reversal of share based compensation expense in 2023.

Comparison of nine-month periods ended September 30, 2023 and 2022

Research and development expenses are shown net of grants. Research and development expenses, net, for the nine months ended September 30, 2023 were approximately $(2.2) million, compared to approximately $20.1 million in the parallel period, a decrease of approximately $22.3 million. The decrease in research and development expenses, net, was mainly related to the termination of the ofra-vec clinical trials and related activities as well as termination of the research and development labor workforce and the associated reversal of share based compensation expense in 2023 in addition to the grant received from the EIC during the second quarter of 2023.

General and administrative expenses

Comparison of three-month periods ended September 30, 2023 and 2022

General and administrative expenses for the three months ended September 30, 2023 were $1.8 million, compared to $3.7 million for the parallel period, a decrease of $1.9 million. This decrease is mainly attributed to reversal of share based compensation expense and a decrease in commercialization activity as well as decrease in payroll as bonuses were not paid in 2023 compared to the parallel period, offset by an increase in legal costs related to the Merger.

Comparison of nine-month periods ended September 30, 2023 and 2022

General and administrative expenses for the nine months ended September 30, 2023 were $7.0 million, compared to $9.8 million for the parallel period, a decrease of $2.9 million. This decrease is mainly attributed to reversal of share based compensation expense and a decrease in commercialization activity as well as decrease in payroll as bonuses were not paid in 2023 compared to the parallel period, offset by an increase in legal costs related to the Merger.

Capital gain, net of impairment on property, plant and equipment

Comparison of three-month periods ended September 30, 2023 and 2022

Capital gain, net of impairment on property, plant and equipment for the three months ended September 30, 2023 was $0.2 million compared to zero in the parallel period. This is attributed to impairment loss due to the write down of the remaining fixed assets in 2023 in preparation for the Merger offset by capital gain on the sale of certain assets and rights as part of the facility sale offset as part of the preparations for the Merger.

Comparison of nine-month periods ended September 30, 2023 and 2022

Capital gain, net of impairment on property, plant and equipment for the nine months ended September 30, 2023 was $0.2 million compared to zero in the parallel period. This is attributed to impairment loss due to the write down of the remaining fixed assets in 2023 in preparation for the Merger offset by capital gain on the sale of certain assets and rights as part of the facility sale offset.

Financial expenses (income), net

Comparison of three-month periods ended September 30, 2023 and 2022

Financial expenses, net, was approximately $0.1 million for the three months ended September 30, 2023 compared to $0.1 million of income for the parallel period. The decrease was primarily attributable to a change in exchange rates and a decrease in deposit income.

Comparison of nine-month periods ended September 30, 2023 and 2022

Financial income, net, was approximately $0.03 million for the nine months ended September 30, 2022 compared to $0.4 million of income for the parallel period. The decrease was primarily attributable to a change in exchange rates and a decrease in deposit income.

Liquidity and Capital Resources

Since inception and through September 30, 2023, VBL has raised an aggregate of $328.5 million to fund operations, including $29.4 million from IIA grants and $2.6 million from the EIC. VBL’s primary uses of cash have historically been to fund working capital requirements and research and development.

Since incorporation through September 30, 2023, Notable Labs, Ltd. and its subsidiaries (hereinafter referred to as “the Post-Merger Company”) incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit. The Post-Merger Company has financed its operations primarily through the issuance of Preferred Shares and SAFE shares and through the cash inflow as a result of the Merger completed on October 16, 2023. As of the issuance date of these consolidated financial statements, Notable Labs, Ltd.’s cash and investments provide sufficient resources to fund its operations through at least the next 12 months. In order to develop and commercialize any future product candidates if they are granted regulatory approval, Notable Labs, Ltd. is required to obtain further funding through public or private offerings, debt financings, collaboration, licensing arrangements or other sources. Adequate additional funding may not be available to Notable Labs, Ltd. on acceptable terms, or at all. If Notable Labs, Ltd. is unable to raise capital when needed or on attractive terms, it may be forced to delay, reduce or eliminate its research and development programs or commercialization and manufacturing efforts.

As of October 31, 2023, the post-Merger Company had cash and cash equivalents of $14.3 million. The post-Merger Company does not expect to have positive cash flow for the foreseeable future.

The operational focus of the post-Merger Company will be the continued co-development of Fosciclopirox (sponsored by CicloMed) and development of Volasertib (sponsored by Notable).

We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue unless and until we successfully complete development of and obtain regulatory approval for Volasertib and Fosciclopirox, or any other future products. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and our expenditures on other research and development activities. Management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities until regulatory approval is granted. Regulatory approval is not guaranteed and may never be obtained.

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

Cash Flows

The following table sets forth the primary sources and uses of cash by VBL for each of the periods set forth below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
	(unaudited)
Cash used in operating activities	$(7,640)	$(24,873)
Cash provided by (used in) investing activities	10,454	21,298
Cash provided by financing activities	1	22
	$2,815	$(3,553)

Operating Activities

Net cash used in operating activities was approximately $7.6 million for the nine months ended September 30, 2023 and was primarily the result of our $4.6 million net loss in addition to a net increase in working capital of $3.3 million, partially offset by an aggregate of $0.3 million in non-cash charges.

Net cash used in operating activities for the parallel period was $24.9 million and was primarily the result of our $29.0 million net loss, partially offset by a net decrease in working capital of $1.1 million and an aggregate of $3.0 million in non-cash charges.

Investing Activities

Net cash provided by investing activities was approximately $10.0 million for the nine months ended September 30, 2023, and was primarily due to maturation of short-term bank deposits of $3.0 million and the proceeds of the sale of long-term assets of $7.0 million.

Net cash provided by investing activities in the parallel period was $21.3 million. This was primarily due to maturation of short-term bank deposits of $25.1 million, offset by investment in short-term bank deposits of $3.0 million and the purchase of fixed assets of $0.8 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $0.001 million and related to the issuance of shares to employees.

Cash provided by financing activities was $0.02 million for the nine months ended September 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Notable Labs, Ltd. (“Notable”) will be faced with a market environment that cannot be predicted and that involves significant risks, many of which will be beyond its control. In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the material risks described below and those described in the section of this Quarterly Report on Form 10-Q titled “Forward-Looking Statements”.

Risks Related to Notable’s Business, Financial Position and Capital Requirements

Notable has a limited operating history that you can use to evaluate it, and the likelihood of Notable’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

Notable is clinical-stage precision therapeutics company that was incorporated in June 2014 and has a limited operating history. Since inception, Notable’s operations have been primarily limited to acquiring and licensing intellectual property rights, undertaking research and conducting preclinical studies and clinical trials for Notable’s PPMP, and its current drug candidates Volasertib and Fosciclopirox. Notable has not yet obtained regulatory approval for any product candidates. Consequently, any predictions about Notable’s future success or viability, or any evaluation of Notable’s business and prospects, may not be accurate. The likelihood of Notable’s success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which Notable will operate.

Notable expects its financial condition and operating results to continue to fluctuate from quarter to quarter and year to year due to a variety of factors, many of which are beyond its control. Notable will need to eventually transition from a company with a research and development focus to a company capable of undertaking commercial activities. Notable may encounter unforeseen expenses, difficulties, complications and delays, and may not be successful in such a transition. Since Notable has a limited operating history, Notable cannot assure you that its business will be profitable or that it will ever generate sufficient revenues to meet its expenses and support Notable’s anticipated activities. In addition, there is no guarantee that any of Notable’s product candidates will ever receive FDA approval.

Notable has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and Notable’s management’s conclusions based on the required assessment by management per GAAP have raised substantial doubt about Notable’s ability to continue as a going concern.

Notable has devoted most of its financial resources to research and development, including Notable’s preclinical and clinical development activities. To date, Notable has funded its operations primarily through research funding, and through the sale of equity and convertible securities. Notable expects to continue to incur substantial and increased expenses, losses and negative cash flows as it expands its development activities and advances its preclinical programs. If Notable’s product candidates are not successfully developed or commercialized, including because of a lack of capital, or if Notable does not generate enough revenue following marketing approval, it will not achieve profitability and its business may fail. Even if Notable successfully obtains regulatory approval to market a product candidate, its revenues will also depend upon the size of any markets in which its product candidates receive market approval and its ability to achieve sufficient market acceptance and adequate market share for its products.

Notable expects to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses Notable incurs may fluctuate significantly from quarter to quarter. Notable anticipates that its expenses will increase substantially if and as it:

●	continues its research and preclinical and clinical development of its product candidates, both independently and under its strategic alliance agreements;

●	initiates preclinical studies and clinical trials for any additional indications for its current drug candidates and any future drug candidates that it may pursue;

●	continues to build its portfolio of drug candidates through the acquisition or in-license of additional drug candidates or technologies;

●	continues to develop, maintain, expand and protect its intellectual property portfolio;

●	continues to develop, maintain, and expand the PPMP;

●	seeks to identify additional product candidates;

●	pursues regulatory approvals for its current and future drug candidates that successfully complete clinical trials;

●	ultimately establishes a sales, marketing, distribution and other commercial infrastructure to commercialize any drug candidate for which it may obtain marketing approval;

●	seeks marketing approvals for its product candidates that successfully complete clinical trials;

●	hires additional clinical, regulatory, research, scientific, executive, accounting and administrative personnel;

●	incurs additional legal, accounting and other expenses in operating as a public company; and

●	creates additional infrastructure to support Notable’s operations and its product development and planned future commercialization efforts.

To become and remain profitable, Notable must develop and eventually commercialize one or more drug candidates with significant market potential or license one or more of its drug candidates to an industry partner. This will require Notable to be successful in a range of challenging activities, including completing clinical trials of its drug candidates, publishing its data and findings on its drug candidates with peer reviewed publications, developing commercial scale manufacturing processes, obtaining marketing approval, manufacturing, marketing and selling any current and future drug candidates for which Notable may obtain marketing approval, and satisfying any post-marketing requirements. Notable is only in the preliminary stages of most of these activities and, in some cases, has not yet commenced certain of these activities. Notable may never succeed in any or all of these activities and, even if it does, it may never generate sufficient revenue to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, Notable is unable to accurately predict the timing or amount of expenses or when, or if, Notable will obtain marketing approval to commercialize any of its drug candidates. If Notable is required by the FDA, or other regulatory authorities such as the EMA, to perform studies and trials in addition to those currently expected, or if there are any delays in the development, or in the completion of any planned or future preclinical studies or clinical trials of its current or future drug candidates, its expenses could increase and profitability could be further delayed.

Even if Notable does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Notable’s failure to become and remain profitable would decrease its value and could impair its ability to raise capital, maintain its research and development efforts, expand its business or continue its operations. A decline in the value of Notable also could cause investors to lose all or part of their investment in the company.

As a result, management has included disclosures in Note 1 of the financial statements and Notable’s independent auditor included an explanatory paragraph in its report on its financial statements for the year ended December 31, 2022 with respect to this uncertainty. Notable’s 2022 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Notable has generated only limited revenue since inception, and may never be profitable.

Notable’s ability to generate revenue and achieve profitability depends on its ability, alone or with strategic alliance partners, to successfully complete the development of, obtain the necessary regulatory approvals for and commercialize the PPMP and Notable’s product candidates. Notable does not anticipate generating significant revenues from sales of its products for the foreseeable future, if ever. Notable’s ability to generate future revenues from product sales depends heavily on its success in:

●	completing its research and preclinical development of product candidates;

●	initiating and completing clinical trials for product candidates with favorable results;

●	seeking, obtaining, and maintaining marketing approvals for product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing product candidates for which Notable may obtain marketing approval, with an alliance partner or, if launched independently, successfully establishing a sales force, marketing and distribution;

●	maintaining, protecting and expanding its intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with predictive medicine and pharmaceutical product development, Notable is unable to predict the timing or amount of increased expenses and when it will be able to achieve or maintain profitability, if ever. In addition, Notable’s expenses could increase beyond expectations if it is required by the FDA or foreign regulatory agencies to perform studies and trials in addition to those that it currently anticipates.

Even if one or more of the product candidates that Notable licenses or develops is approved for commercial sale, it anticipates incurring significant costs associated with commercializing any approved product. Even if Notable is able to generate revenues from the sale of any approved products, it may not become profitable and may need to obtain additional funding to continue operations.

Notable has identified material weaknesses in its internal control over financial reporting. If Notable’s remediation of the material weaknesses is not effective, or if Notable experiences additional material weaknesses or otherwise fails to maintain an effective system of internal controls in the future, Notable may not be able to produce timely and accurate financial statements, and Notable or its independent registered public accounting firm may conclude that Notable’s internal control over financial reporting is not effective, which could adversely affect Notable’s investors’ confidence and the valuation of its common stock.

Notable has identified material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Notable’s annual or interim financial statements will not be prevented or detected on a timely basis. In preparing Notable’s consolidated financial statements as of and for the year ended December 31, 2022, management of Notable identified the following material weaknesses in its internal control over financial reporting:

Notable did not fully maintain components of the COSO framework, including elements of the control environment, risk assessment, monitoring activities, information and communication, and control activities components, relating to: (i) Notable’s commitment to attract, develop, and retain competent individuals; (ii) identifying, assessing, and communicating appropriate objectives, (iii) identifying and analyzing risks to achieve these objectives; (iv) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning; (v) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control; (vi) selecting and developing control activities that contribute to the mitigation of risks and support achievement of objectives and (vii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

These material weaknesses resulted in adjustments to Notable’s consolidated financial statements.

To remediate these material weaknesses, Notable is actively recruiting additional accounting personnel with appropriate experience, certification, education and training. Notable is in the process of implementing additional measures and risk assessment procedures designed to improve Notable’s disclosure controls and procedures and internal control over financial reporting to address the underlying causes of these material weaknesses, including the implementation of appropriate segregation of duties, formalization of accounting policies and controls, and implementation of accounting systems to automate manual processes. Notable has engaged financial consultants to assist with the implementation of internal controls over financial reporting and are actively recruiting an audit committee and financial expert. In March 2023 Notable also hired a Chief Financial Officer. To the extent that Notable is not able to hire and retain such individuals or is unable to successfully design and implement such controls, the material weaknesses identified may not be remediated and management may be required to record additional adjustments to its financial statements in the future or otherwise not be able to produce timely or accurate financial statements. If Notable’s management concludes that Notable’s internal control over financial reporting is not effective, such a determination could adversely affect Notable’s investors’ confidence and the valuation of its common stock.

Notable expects that it will need to raise additional capital, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. Notable anticipates that its expenses will increase substantially as it continues to develop and begin and continues clinical trials with respect to Volasertib and Fosciclopirox and any additional drug candidates; seek to identify and develop additional drug candidates; acquire or in-license other drug candidates or technologies; seek regulatory and marketing approvals for its drug candidates that successfully complete clinical trials, if any; establish sales, marketing, distribution and other commercial infrastructure in the future to commercialize various drugs for which Notable may obtain marketing approval, if any; require the manufacture of larger quantities of drug candidates for clinical development and, potentially, commercialization; maintain, expand and protect its intellectual property portfolio; develop, maintain, and expand the PPMP; hire and retain additional personnel, such as clinical, quality control and scientific personnel; add operational, financial and management information systems and personnel, including personnel to support its drug development and help it comply with its obligations as a public company; and add equipment and physical infrastructure to support its research and development programs.

Notable will be required to expend significant funds in order to advance the development of the PPMP, Volasertib, Fosciclopirox and any other drug candidate(s). In addition, while Notable may seek one or more collaborators for future development of its current drug candidates or any future drug candidates that it may develop for one or more indications, Notable may not be able to enter into a partnership or out-license for any of its drug candidates for such indications on suitable terms, on a timely basis or at all. In any event, Notable’s existing cash, cash equivalents and other capital resources will not be sufficient to fund all of the efforts that it plans to undertake or to fund the completion of development of its drug candidates or its other preclinical studies. Accordingly, Notable will be required to obtain further funding through public or private equity offerings, debt financings, collaborations and licensing arrangements or other sources. Notable does not have any committed external source of funds. Further financing may not be available to Notable on acceptable terms, or at all. Notable’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategy.

Notable expects its research and development expenses to substantially increase in connection with its ongoing activities, particularly as it advances its product candidates, Volasertib and Fosciclopirox, through clinical trials. Notable may need to raise additional capital to support its operations and such funding may not be available to it on acceptable terms, or at all. Notable cannot provide assurances that its plans will not change or that any change in circumstances will not result in the depletion of its capital resources more rapidly than it currently anticipates. For example, Notable’s preclinical or clinical trials may encounter technical or other difficulties. Any of these events may increase Notable’s development costs more than it expects. In order to support Notable’s long-term plans, it may need to raise additional capital or otherwise obtain funding through additional strategic alliances if it chooses to initiate preclinical or clinical trials for new product candidates. In any event, Notable will require additional capital to obtain regulatory approval for, and to commercialize, its current and future product candidates.

Any additional fundraising efforts may divert Notable’s management from its day-to-day activities, which may adversely affect Notable’s ability to develop and commercialize current and future product candidates. In addition, Notable cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to it, if at all. If Notable is unable to raise additional capital when required or on acceptable terms, it may be required to:

●	significantly delay, scale back or discontinue the development or commercialization of all current and future product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms, its rights to technologies or any current and future product candidates that it otherwise would seek to develop or commercialize ourselves. If Notable is unable to raise additional capital in sufficient amounts or on acceptable terms, it will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on its business, operating results and prospects.

Notable’s future funding requirements, both short-term and long-term, will depend on many factors, including:

●	the scope, progress, timing, costs and results of preclinical studies and clinical trials of Volasertib and Fosciclopirox and its other drug candidates;

●	the costs associated with maintaining, expanding and updating the PPMP;

●	the costs, timing and outcome of seeking regulatory approvals;

●	its headcount growth and associated costs as it expands its research and development as well as potentially establish a commercial infrastructure;

●	the costs of its licensing or commercialization activities for any of its drug candidates that receive marketing approval to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing drug sales, marketing, distribution and manufacturing capabilities;

●	its ability to enter into and the terms and timing of any collaborations, licensing agreements or other arrangements;

●	revenue received from commercial sales, if any, of its current and future drug candidates;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting its intellectual property rights and defending against intellectual property related claims;

●	the number of future drug candidates that it pursues and their development requirements;

●	changes in regulatory policies or laws that may affect its operations;

●	changes in physician acceptance or medical society recommendations that may affect commercial efforts;

●	the costs of acquiring potential new drug candidates or technology;

●	the costs associated with purchasing data for the PPMP;

●	the costs associated with maintaining and expanding its cybersecurity systems; and

●	the costs of operating as a public company.

Future sales and issuances of Notable Ordinary Shares or rights to purchase Notable Ordinary Shares, including pursuant to Notable’s equity incentive plans, could result in additional dilution of the percentage ownership of Notable’s shareholders and could cause its share price to fall.

Additional capital will be needed in the future to continue Notable’s planned operations. To the extent Notable raises additional capital by issuing equity securities, its shareholders may experience substantial dilution. Notable may sell ordinary shares, convertible securities or other equity securities in one or more transactions at prices and in a manner Notable determines from time to time. If Notable sells ordinary shares, convertible securities or other equity securities in one or more transactions, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to Notable’s existing shareholders, and new investors could gain rights superior to Notable’s existing shareholders.

Notable also has equity plans that provide for the grant of share options and other equity-based awards to Notable’s employees, directors and consultants, and has issued warrants. The exercise of any of these RSUs, options and warrants would result in additional share issuances and may be dilutive. As these securities are registered, many are available for resale into the public market. Sales of a substantial number of shares of Notable Ordinary Shares by its existing shareholders in the public market, or the perception that these sales might occur, could depress the market price of Notable Ordinary Shares and could impair its ability to raise capital through the sale of additional equity securities. Notable is unable to predict the effect that such sales may have on the prevailing market price of Notable Ordinary Shares.

Notable faces significant competition from other biopharmaceutical companies, and Notable’s operating results will suffer if it fails to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Notable’s competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Notable’s potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of Notable’s competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that Notable’s product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that Notable develops obsolete. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Notable’s competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than its product candidates or may develop proprietary technologies or secure patent protection that it may need for the development of its technologies and products. Notable believes the key competitive factors that will affect the development and commercial success of its product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if Notable obtains regulatory approval of drug products, the availability and price of its competitors’ products could limit the demand and the price it is able to charge for its product candidates. Notable may not be able to implement its business plan if the acceptance of its product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to Notable’s product candidates, or if physicians switch to other new drug or biologic products or choose to reserve its product candidates for use in limited circumstances.

Notable’s product candidates, Volasertib and Fosciclopirox, are in the early stages of clinical development and their commercial viability remains subject to current and future clinical trials, regulatory approvals and the risks generally inherent in the development of a drug candidate. If Notable is unable to successfully advance or develop its product candidates, its business will be materially harmed.

In the near-term, failure to successfully advance the development of Notable’s product candidates, Volasertib and Fosciclopirox, may have a material adverse effect on the company. To date, Notable has not successfully or commercially marketed, distributed or sold any product candidate. The success of Notable’s business depends primarily upon its ability to successfully advance the development of its product candidate clinical trials, have the product candidate approved for sale by the FDA or regulatory authorities in other countries, and ultimately have the product candidates successfully commercialized by Notable or a strategic partner. Notable cannot assure you that the results of its ongoing clinical trials will support or justify the continued development of its product candidates, or that it will receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of its product candidates.

Notable’s product candidates must satisfy rigorous regulatory standards of safety and efficacy before it can advance or complete its clinical developments or it can be approved for sale. To satisfy these standards, Notable must engage in expensive and lengthy clinical trials, develop acceptable manufacturing processes, and obtain regulatory approval of its product candidates. Despite these efforts, Notable’s product candidates may not:

●	offer therapeutic or other medical benefits over existing drugs or other product candidates in development to treat the same patient population;

●	be proven to be safe and effective in current and future clinical trials;

●	have the desired effects;

●	be free from undesirable or unexpected effects meet applicable regulatory standards be capable of being formulated and manufactured in commercially suitable quantities and at an acceptable cost; or

●	be successfully commercialized by it or by collaborators.

A number of companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, even after achieving promising results in clinical trials. Furthermore, even if the data collected from preclinical studies and clinical trials involving Notable’s product candidates demonstrate a favorable safety and efficacy profile, such results may not be sufficient to support the submission of an NDA or a BLA to obtain regulatory approval from the FDA in the United States, or other similar regulatory agencies in other jurisdictions, which is required to market and sell the product.

Notable’s product candidates will require significant additional research and development efforts, the commitment of substantial financial resources, and regulatory approvals prior to advancing into further clinical development or being commercialized by Notable or collaborators. Notable cannot assure you that its product candidates will successfully progress through the drug development process or will result in commercially viable products. Notable does not expect its product candidates to be commercialized by Notable or collaborators for at least several years.

Risks Related to the Discovery and Development of Notable’s Drug Candidates

Notable has limited experience in drug discovery and drug development and may not receive regulatory approval to market its drug candidates.

Prior to the acquisition of its drug candidates, Notable was not involved in and had no control over their preclinical and clinical development. In addition, Notable relies upon the parties from whom it has acquired its drug candidates to have conducted such research and development in accordance with the applicable protocol, legal, regulatory and scientific standards, have accurately reported the results of all clinical trials conducted prior to its acquisition of the applicable drug candidate, and have correctly collected the data from these studies and trials. To the extent any of these has not occurred, Notable’s expected development time and costs may be increased, which could adversely affect its prospects for marketing approval of, and receiving any future revenue from, these drug candidates.

In the near term, Notable is dependent on its ability to advance the development of Volasertib and Fosciclopirox. If Notable is unable to initiate or complete the clinical development of, obtain marketing approval for or successfully commercialize Volasertib and Fosciclopirox and its other drug candidates, either alone or with a collaborator, or if it experiences significant delays in doing so, Notable’s business could be substantially harmed. In addition, Notable may not continue the development of Volasertib in the United States until it completes the transfer of the Volasertib IND from Oncoheroes Biosciences, Inc. (“Oncoheroes”). Any delay of such IND transfer may delay Notable’s planned clinical trials of Volasertib.

Notable currently does not have any drugs that have received regulatory approval and may never be able to develop marketable drug candidates. Notable is investing a significant portion of its efforts and financial resources in the advancement of its drug candidates and in the development of the PPMP. Notable’s prospects are substantially dependent on its ability, or those of any future collaborator, to develop, obtain marketing approval for and successfully commercialize drug candidates in one or more disease indications.

The success of Volasertib and Fosciclopirox and Notable’s other drug candidates will depend on several factors, including the following:

●	following submission of an IND, with the FDA or any comparable foreign regulatory authority, receiving clearance for the conduct of clinical trials of drug candidates and proposed design of future clinical trials;

●	initiation, progress, timing, costs and results of clinical trials of its drug candidates and potential drug candidates;

●	establishment of a safety, tolerability and efficacy profile that is satisfactory to the FDA or any comparable foreign regulatory authority for marketing approval;

●	adequate ongoing availability of quality data sources for the PPMP and raw materials and drug product for clinical development and any commercial sales;

●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and relevant global markets;

●	the performance of its future collaborators, if any;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

●	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

●	protection of its rights in its intellectual property;

●	successful launch of commercial sales following any marketing approval;

●	continued acceptable safety profile following any marketing approval;

●	commercial acceptance by patients, the medical community and third-party payors; and

●	its ability to compete with other therapies.

Many of these factors are beyond Notable’s control, including the results of clinical trials, the time required for the FDA or any comparable foreign regulatory authorities to review any regulatory submissions it may make, potential threats to its intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If Notable is unable to develop, receive marketing approval for and successfully commercialize its drug candidates, on its own or with any future collaborator or experience delays as a result of any of these factors or otherwise, Notable’s business could be substantially harmed. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, expensive and inherently unpredictable, and if Notable is ultimately unable to obtain regulatory approval for its drug candidates, its business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but can take many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. The results of preclinical studies and early clinical trials of Notable’s drug candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biotechnology and pharmaceutical industries to suffer significant setbacks in advanced clinical trials due to nonclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical studies, including previously unreported adverse events. Notable’s future clinical trial results may not be successful, and notwithstanding any potential promising results in earlier studies, it cannot be certain that Notable will not face similar setbacks. The historical failure rate for drug candidates in Notable’s industry is high. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a drug candidate’s clinical development and may vary among jurisdictions. Notable has not obtained final regulatory approval for any drug candidate and it is possible that none of its existing drug candidates or any drug candidates Notable may seek to develop in the future will ever obtain regulatory approval.

Notable’s drug candidates could fail to receive marketing approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of its clinical trials, including, but not limited to, the use of genomic or biomarker signatures to identify patients that may respond to drug efficacy;

●	it may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a drug candidate is safe and effective for its proposed indication;

●	it may be unable to identify and recruit a sufficient number of patients with relevant genomic or biomarker signatures or other specified enrollment criteria in order to conduct clinical trials on its drug candidates;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	the FDA or comparable foreign regulatory authorities may disagree with Notable’s interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of its drug candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes or facilities of third-party manufacturers with which it contracts for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering its clinical data insufficient for approval.

Notable has not previously completed all clinical trials for any of its drug candidates. Consequently, Notable may not have the necessary capabilities, including adequate staffing, to successfully manage the execution and completion of any clinical trials it initiates in a way that leads to Notable obtaining marketing approval for its drug candidates in a timely manner, or at all. This lengthy approval process as well as the unpredictability of future clinical trial results may result in Notable’s failing to obtain regulatory approval to market its drug candidates, which would significantly harm its business, results of operations and prospects.

In addition, even if Notable was to obtain approval, regulatory authorities may approve any of its drug candidates for fewer or more limited indications than Notable requests, may not approve the price it intends to charge for its drugs, may grant approval contingent on the performance of costly post-marketing clinical trials, may approve a drug candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that drug candidate or may restrict its distribution. Any of the foregoing restrictions or requirements could materially harm the commercial prospects for Notable’s drug candidates.

Notable has not previously submitted an NDA to the FDA or similar drug approval applications to comparable foreign authorities, for any drug candidate, and it cannot be certain that any of its drug candidates will be successful in clinical trials or receive regulatory approval. Further, Notable’s drug candidates may not receive regulatory approval even if they are successful in clinical trials. If Notable does not receive regulatory approvals for its drug candidates, it may not be able to continue its operations. Even if Notable successfully obtains regulatory approvals to market one or more of its drug candidates, its revenues will be dependent, in part, upon the size of the markets in the territories for which it gains regulatory approval and have commercial rights. If the markets for patients that Notable is targeting for its drug candidates are not as significant as it estimates, or if the price it charges for its drug candidate is too high, Notable may not generate significant revenues from sales of such drugs, if approved.

Notable plans to seek regulatory approval to commercialize Notable’s drug candidates both in the United States and the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, to obtain separate regulatory approval in many other countries Notable must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and possible limitations placed upon commercial sales, pricing and distribution of Notable’s drug candidates, and Notable cannot predict success in these jurisdictions.

Notable may depend on enrollment of patients with specific genomic or biomarker signatures in Notable’s clinical trials in order for Notable to continue development of Notable’s drug candidates. If Notable is unable to enroll patients with specific genomic or biomarker signatures in Notable’s clinical trials, Notable’s research, development and commercialization efforts could be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on Notable’s ability to enroll a sufficient number of patients with genomic or biomarker signatures Notable has identified and who remain in the study until its conclusion. Notable may experience difficulties in patient enrollment in its clinical trials for a variety of reasons. Patient enrollment is affected by many factors including the size and nature of the patient population with the specific genomic or biomarker signature Notable has identified, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, the size of the patient population required for analysis of the trial’s primary endpoints, the proximity of patients to study sites, Notable’s ability to recruit clinical trial investigators with the appropriate competencies and experience, Notable’s ability to obtain and maintain patient consents, the risk that patients enrolled in clinical trials will drop out of the trials before completion, and competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications Notable is investigating. Notable will compete with other pharmaceutical companies for clinical sites, physicians and the limited number of patients who fulfill the stringent requirements for participation in oncology clinical trials. Also, due to the confidential nature of clinical trials, Notable does not know how many of the eligible patients may be enrolled in competing studies and who are consequently not available to Notable for its clinical trials. Notable’s clinical trials may be delayed or terminated due to the inability to enroll enough patients. The delay or inability to meet planned patient enrollment may result in increased costs and delay or termination of Notable’s trials, which could have a harmful effect on Notable’s ability to develop drugs.

Delays in clinical testing could result in increased costs to Notable and delay its ability to generate revenue.

There can be no assurance that the FDA or other regulatory authorities will accept Notable’s planned or future trial designs for its drug candidates. Notable may experience delays in its clinical trials and it does not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory clearance to commence a trial;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining IRB approval at each site;
●	recruiting suitable patients to participate in a trial;
●	identifying clinical sites with adequate infrastructure (including data collection) to conduct the trial;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	addressing patient safety concerns that arise during the course of a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	adding a sufficient number of clinical trial sites; or
●	manufacturing sufficient quantities and quality of a drug candidate for use in clinical trials.

Notable may also experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent its ability to receive marketing approval or commercialize its drug candidates, including:

●	it may receive feedback from regulatory authorities that requires it to modify the design of its clinical trials;

●	it may not have the ability to test patients for its clinical trials that require a specific genomic or biomarker signature in order to qualify for enrollment;

●	clinical trials of its drug candidates may produce negative or inconclusive results, and it may decide, or regulators may require Notable, to conduct additional clinical trials or abandon drug development programs;

●	the number of patients required for clinical trials of its drug candidates may be larger than it anticipates, enrollment in these clinical trials may be slower than it anticipates or participants may drop out of these clinical trials at a higher rate than it anticipates;

●	its third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to it in a timely manner, or at all;

●	the cost of clinical trials of its drug candidates may be greater than it anticipates;

●	the supply or quality of its drug candidates or other materials necessary to conduct clinical trials of its drug candidates may be insufficient or inadequate;

●	regulators may revise the requirements for approving its drug candidates, or such requirements may not be as it anticipates; and

●	any future collaborators that conduct clinical trials may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to themselves but that are suboptimal for Notable.

If Notable is required to conduct additional clinical trials or other testing of its drug candidates beyond those that it currently contemplates, if Notable is unable to successfully complete clinical trials of its drug candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, Notable may:

●	incur unplanned costs;

●	be delayed in obtaining marketing approval for Notable’s drug candidates or not obtain marketing approval at all;

●	obtain marketing approval in some countries and not in others; obtain marketing approval for indications or patient populations that are not as broad as intended or desired;

●	obtain marketing approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing requirements; or

●	have the drug removed from the market after obtaining marketing approval.

Furthermore, Notable relies and intend to rely in the future on CROs, cancer research centers and clinical trial sites to ensure the proper and timely conduct of its clinical trials and Notable intends to have agreements governing their committed activities. They may not perform as required or Notable may face competition from other clinical trials being conducted by other pharmaceutical companies.

Notable could encounter delays if a clinical trial is suspended or terminated by it, including upon the recommendation of the Data Safety Monitoring Board (“DSMB”) for such trial; by the IRB of the institutions in which such trials are being conducted; or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or Notable’s clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as Notable may do for Notable’s current and future drug candidates, presents additional risks that may delay completion of its clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If Notable experiences delays in the completion of, or termination of, any clinical trial of its drug candidates, the commercial prospects of Notable’s drug candidates will be harmed, and Notable’s ability to generate revenues from any of these drug candidates will be delayed. In addition, any delays in completing Notable’s clinical trials will increase Notable’s costs, slow down its drug candidate development and approval process and jeopardize Notable’s ability to commence drug sales and generate revenues. Any of these occurrences may harm Notable’s business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of Notable’s drug candidates.

Results of early and prior clinical trials may not be indicative of results obtained in later trials.

The results of nonclinical and preclinical studies and clinical trials of Notable’s drug candidates may not be predictive of the results of later-stage clinical trials of Notable’s drug candidates, and interim results of a clinical trial do not necessarily predict final results. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures and timing of such procedures as set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and the rate of dropout among clinical trial participants, among other factors. For example, Volasertib was evaluated by Boehringer Ingelheim in combination with low-dose cytarabine in patients with acute myeloid leukemia (“AML”) in Phase 2 and 3 clinical trials and Notable’s planned clinical trials of Volasertib in patients with AML may lead to different results. While the Phase 3 study commissioned by Boehringer Ingelheim did not meet the primary endpoint trial efficacy outcomes, Notable, while leveraging BII’s Volasertib dataset and years of pre-clinical and clinical development, plans to redesign Volasertib’s late-stage re-development program with the goal of increasing the clinical response rate and outcomes (by using Notable’s PPMP) and improving Volasertib’s tolerability (by enhanced patient management in line with BII’s conclusions from its post hoc Phase 3 analysis), however there is no assurance that the result will be different. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval of Notable’s product candidates.

Notable’s drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by Notable’s drug candidates could cause Notable or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. It is possible that there may be side effects associated with any of Notable’s drug candidates. In such an event, Notable including upon the recommendation of the DSMB, the FDA or the IRBs at the institutions in which Notable’s studies are conducted could suspend or terminate Notable’s clinical trials or the FDA or comparable foreign regulatory authorities could order Notable to cease clinical trials or deny approval of Notable’s drug candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the clinical trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. Notable expects to have to train medical personnel using Notable’s drug candidates to understand the side effect profiles for Notable’s clinical trials and upon any commercialization of any of Notable’s drug candidates. Inadequate training in recognizing or managing the potential side effects of Notable’s drug candidates could result in patient injury or death. Any of these occurrences may harm Notable’s business, financial condition and prospects significantly.

Additionally, if one or more of Notable’s drug candidates receives marketing approval, and Notable or others later identify undesirable side effects caused by such drugs, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such drugs;

●	Notable may be required to recall a drug or change the way such a drug is administered to patients;

●	additional restrictions may be imposed on the marketing or distribution of the particular drug or the manufacturing processes for the drug or any component thereof;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

●	Notable may be required to implement Risk Evaluation and Mitigation Strategies, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;

●	Notable could be sued and held liable for harm caused to patients;

●	Notable’s drug may become less competitive; and

●	Notable’s reputation may suffer.

Any of these events could prevent Notable from achieving or maintaining market acceptance of the particular drug candidate or for particular indications of a drug candidate, if approved, and could significantly harm Notable’s business, results of operations and prospects. Notable’s approach to the discovery and development of drug candidates based on the PPMP is innovative and in the early stages of development; and Notable does not know whether it will be able to develop any drugs of commercial value.

Notable is leveraging the PPMP in an attempt to create a pipeline of drug candidates using biomarker identification and patient stratification for the development of oncology drugs. While Notable believes that applying the PPMP to drugs that have failed, been abandoned or otherwise failed to meet clinical endpoints and then developing a precision oncology approach that identifies the mechanism of action, potential combination drug usage and potentially responsive patient population is a powerful strategy, Notable’s approach is both innovative and in the early stages of development. Because Notable’s approach is both innovative and in the early stages of development, the cost and time needed to develop Notable’s drug candidates is difficult to predict, and Notable’s efforts may not result in the successful discovery and development of commercially viable medicines. Notable may also be incorrect about the effects of its drug candidates on the diseases of Notable’s defined patient populations, which may limit the utility of Notable’s approach or the perception of the utility of Notable’s approach. Furthermore, Notable’s estimates of Notable’s defined patient populations available for study and treatment may be lower than expected, which could adversely affect Notable’s ability to conduct clinical trials and may also adversely affect the size of any market for medicines Notable may successfully commercialize. Notable’s approach may not result in time savings, higher success rates or reduced costs as Notable expects it to, and if not, Notable may not attract collaborators or develop new drugs as quickly or cost effectively as expected and therefore Notable may not be able to commercialize Notable’s approach as originally expected.

The PPMP may fail to help Notable discover and develop additional potential drug candidates.

Any drug discovery or drug development that Notable is conducting through the PPMP may not be successful in identifying compounds that have commercial value or therapeutic utility. The PPMP may initially show promise in identifying potential drug candidates, yet fail to yield viable drug candidates for clinical development or commercialization for a number of reasons, including:

●	research programs to identify new drug candidates will require substantial technical, financial and human resources, and Notable may be unsuccessful in its efforts to identify new drug candidates. If Notable is unable to identify suitable additional compounds for preclinical and clinical development, Notable’s ability to develop drug candidates and obtain product revenues in future periods could be compromised, which could result in significant harm to Notable’s financial position and adversely impact Notable’s stock price;

●	compounds identified through the PPMP may not demonstrate efficacy, safety or tolerability;

●	the data available for the PPMP that seeks to correlate genomic or biomarker signatures with certain cancers may be influenced by the race of the patient which may limit the efficacy of Notable’s drug candidates;

●	potential drug candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance;

●	competitors may develop alternative therapies that render Notable’s potential drug candidates non-competitive or less attractive; or

●	a potential drug candidate may not be capable of being produced at an acceptable cost.

Any failure by Notable to comply with existing regulations could harm Notable’s reputation and operating results.

Notable will be subject to extensive regulation by U.S. federal and state and foreign governments in each of the markets where Notable intends to sell Volasertib and Fosciclopirox if and after they are approved. For example, Notable will have to adhere to all regulatory requirements including the FDA’s GCPs, Good Laboratory Practice, or GLP, and current GMP requirements, or that of applicable foreign regulatory authorities. If Notable fails to comply with applicable regulations, including FDA pre-or post- approval cGMP requirements, then the FDA or other foreign regulatory authorities could sanction Notable. Even if a drug is FDA-approved, regulatory authorities may impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-marketing studies.

Any action against Notable for violation of these laws, even if Notable successfully defends against it, could cause Notable to incur significant legal expenses, divert Notable’s management’s attention from the operation of Notable’s business and damage Notable’s reputation. Notable will need to expend significant resources on compliance efforts and such expenses are unpredictable and might adversely affect Notable’s results.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of Notable’s drug candidates. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If Notable is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Notable is not able to maintain regulatory compliance, Notable may lose any marketing approval that Notable may have obtained and Notable may not achieve or sustain profitability, which would adversely affect its business, prospects, financial condition and results of operations.

In addition, Notable cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If future legislation or administrative or executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, Notable’s business may be negatively impacted. In addition, if Notable is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if Notable are not able to maintain regulatory compliance, Notable may lose any marketing approval that Notable may have obtained and Notable may not achieve or sustain profitability.

If Notable pursues marketing approvals outside of the United States, Notable may be subject to extensive regulations and may not obtain marketing approvals for drugs in Europe and other jurisdictions.

In addition to regulations in the United States, should Notable or its collaborators pursue marketing approvals for Volasertib and Fosciclopirox and Notable’s other drug candidates internationally, Notable and its collaborators will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of Notable’s drugs. Whether or not Notable, or its collaborators, obtain applicable FDA regulatory clearance and marketing approval for a drug, Notable must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the drug in those countries. The requirements and process governing the conduct of clinical trials, drug licensing, pricing and reimbursement vary from country to country.

Subject to obtaining necessary clinical data, Notable intend to pursue marketing approvals for Volasertib and Fosciclopirox and Notable’s other drug candidates in Europe and other jurisdictions outside the United States with collaborative partners. In order to market and sell Notable’s drugs in the European Union and many other foreign jurisdictions, Notable or its potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA marketing approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Notable or its potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Notable may not be able to file for marketing approvals and may not receive necessary approvals to commercialize Notable’s drugs in any market.

Additionally, June 23, 2023, will mark seven years since the people of the United Kingdom voted in a referendum to leave the European Union, commonly referred to as Brexit. Today, the United Kingdom is outside the European Union and mostly no longer subject to its rules. Significant portions of the regulatory framework in the United Kingdom have been derived from European Union directives and regulations and the impacts from Brexit could materially impact the regulatory regime with respect to the approval of Notable’s drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent Notable from commercializing its drug candidates in the United Kingdom and/or the European Union and restrict Notable’s ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, Notable may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for Notable’s drug candidates, which could materially and adversely affect Notable’s business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If Notable is found to have improperly promoted off-label uses of its drug candidates, if approved, Notable may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as Notable’s drug candidates, if approved. In particular, a drug may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the drug’s approved labeling. If Notable receives marketing approval for Notable’s drug candidates for Notable’s proposed indications, physicians may nevertheless use Notable’s drugs for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such manner. However, if Notable is found to have promoted Notable’s drugs for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against Notable. The FDA or other regulatory authorities could also request that Notable enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against Notable under which specified promotional conduct is monitored, changed or curtailed. If Notable cannot successfully manage the promotion of Notable’s drug candidates, if approved, Notable could become subject to significant liability, which would materially adversely affect its business and financial condition.

Notable may not experience a faster development or regulatory review or approval process with potential Fast Track designation.

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. If Notable seeks Fast Track designation for a drug candidate, Notable may not receive it from the FDA. However, even if Notable receives Fast Track designation, Fast Track designation does not ensure that Notable will receive marketing approval or that approval will be granted within any particular timeframe. Notable may not experience a faster development or regulatory review or approval process with Fast Track designation compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from Notable’s clinical development program. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

A breakthrough therapy designation by the FDA for Notable’s drug candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that Notable’s drug candidates will receive marketing approval.

Notable may seek a breakthrough therapy designation for some of its drug candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if Notable believes one of its drug candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if Notable receives breakthrough therapy designation, the receipt of such designation for a drug candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of Notable’s drug candidates qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Risks Related to Commercialization of Notable’s Drug Candidates

Even if Notable is successful in completing all preclinical studies and clinical trials, Notable may not be successful in commercializing one or more of its drug candidates.

Even if Notable completes the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent Notable from obtaining approvals for the commercialization of some or all of Notable’s drug candidates. If Notable is not able to obtain, or if there are delays in obtaining, required regulatory approvals, Notable will not be able to commercialize its drug candidates, and Notable’s ability to generate revenue will be materially impaired.

Notable’s drug candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. Failure to obtain marketing approval for a drug candidate will prevent Notable from commercializing the drug candidate. Notable has not submitted an application for or received marketing approval for any of Notable’s drug candidates in the United States or in any other jurisdiction.

Notable has only limited experience in filing and supporting the applications necessary to gain marketing approvals and expects to rely on third-party CROs or other third-party consultants or vendors to assist Notable in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the drug candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the drug manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Notable’s drug candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude Notable’s obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of Notable’s drug candidates receives marketing approval, the accompanying label may limit the approved use of Notable’s drug in this way, which could limit sales of the drug.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the drug candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted drug application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that Notable’s data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent marketing approval of a drug candidate. Any marketing approval Notable ultimately obtains may be limited or subject to restrictions or post-approval commitments that render the approved drug not commercially viable.

If Notable’s drugs do not gain market acceptance, Notable’s business will suffer because Notable might not be able to fund future operations.

A number of factors may affect the market acceptance of Notable’s drugs or any other products Notable develops or acquires, including, among others:

●	the price of Notable’s drugs relative to other products for the same or similar treatments;

●	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of Notable’s drugs for their indicated applications and treatments;

●	Notable’s ability to fund its sales and marketing efforts; and

●	the effectiveness of Notable’s sales and marketing efforts.

If Notable’s drugs do not gain market acceptance, Notable may not be able to fund future operations, including developing, testing and obtaining regulatory approval for new drug candidates and expanding Notable’s sales and marketing efforts for Notable’s approved drugs, which would cause Notable’s business to suffer.

Notable may rely on orphan drug designation to commercialize some of Notable’s drug candidates, and even if orphan drug designation is granted, such designation may not confer marketing exclusivity or other commercial advantages or expected commercial benefits.

Notable may rely on orphan drug designation for its drug candidates. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a drug that has orphan drug designation subsequently receives the first FDA marketing approval for the disease for which it has such designation, the drug is entitled to orphan drug exclusivity. Orphan drug exclusivity in the United States provides that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same indication for seven years, and except in limited circumstances the applicable exclusivity period is ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

Even if Notable, or any future collaborators, obtains orphan drug designation for a drug candidate, Notable, or they, may not be able to obtain or maintain orphan drug exclusivity for that drug candidate. Notable may not be the first to obtain marketing approval of any drug candidate for which Notable has obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products, and it is possible that another company also holding orphan drug designation for the same drug candidate will receive marketing approval for the same indication before Notable does. If that were to happen, Notable’s application for that indication may not be approved until the competing company’s period of exclusivity expires. In addition, exclusive marketing rights in the United States may be limited if Notable seeks approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if Notable is unable to assure sufficient quantities of the drug to meet the needs of patients with the rare disease or condition. Further, even if Notable, or any future collaborators, obtains orphan drug exclusivity for a drug, that exclusivity may not effectively protect the drug from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the drug with orphan exclusivity is unable to maintain sufficient drug quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process, nor does it prevent competitors from obtaining approval of the same drug candidate as Notable’s for indications other than those in which Notable has been granted orphan drug designation.

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. Congress or the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. Notable does not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect Notable’s business. Depending on what changes the FDA may make to orphan drug regulations and policies, Notable’s business could be adversely impacted.

If Notable is required by the FDA to obtain approval of a companion diagnostic in connection with approval of a therapeutic drug candidate, and Notable does not obtain or face delays in obtaining FDA approval of a diagnostic device, Notable will not be able to commercialize the drug candidate and Notable’s ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic drug or indication, the FDA generally will not approve the therapeutic drug or new therapeutic drug indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if Notable is required by the FDA to obtain approval of a companion diagnostic for a therapeutic drug candidate, and Notable does not obtain or there are delays in obtaining FDA approval of a diagnostic device, Notable may not be able to commercialize the drug candidate on a timely basis or at all and Notable’s ability to generate revenue will be materially impaired.

Any drug candidate that Notable obtains marketing approval for could be subject to post-marketing restrictions or withdrawal from the market and Notable may be subject to substantial penalties if Notable fails to comply with regulatory requirements or if Notable experiences unanticipated problems with Notable’s drugs, when and if any of them are approved.

Any drug candidate for which Notable obtains marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such drug, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a drug candidate is granted, the approval may be subject to limitations on the indicated uses for which the drug may be marketed or to the conditions of approval, including the requirement to implement a REMS. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of Notable’s drug candidates receives marketing approval, the accompanying label may limit the approved use of Notable’s drug in this way, which could limit sales of the drug.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the drug, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if Notable does not market its drugs for their approved indications, Notable may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with Notable’s drugs, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may have various consequences, including:

●	restrictions on such drugs, manufacturers or manufacturing processes;

●	restrictions and warnings on the labeling or marketing of a drug;
●	restrictions on drug distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters or untitled letters;

●	withdrawal of the drugs from the market;

●	refusal to approve pending applications or supplements to approved applications that Notable submits;

●	recall of drugs;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	damage to relationships with any potential collaborators;

●	unfavorable press coverage and damage to Notable’s reputation;

●	refusal to permit the import or export of Notable’s drugs;

●	drug seizure;

●	injunctions or the imposition of civil or criminal penalties; or

●	litigation involving patients using Notable’s drugs.

Notable operates in a highly competitive and rapidly changing industry.

Biotechnological and pharmaceutical drug development is highly competitive and subject to rapid and significant technological advancements. Notable’s success is highly dependent upon Notable’s ability to in-license, acquire, develop and obtain regulatory approval for new and innovative drugs on a cost-effective basis and to market them successfully. In doing so, Notable faces and will continue to face intense competition from a variety of businesses, including large, fully integrated, well-established pharmaceutical companies who already possess a large share of the market, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and other private and public research institutions in the United States, the European Union and other jurisdictions.

Many of the companies against which Notable is competing or against which Notable may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than Notable does. These third parties compete with Notable in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, Notable’s programs. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of Notable’s competitors.

Competition may further increase as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Notable’s competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drugs that are more effective or less costly than any drug candidate that Notable may develop.

Established pharmaceutical and biotechnology companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make Notable’s drug candidates less competitive. In addition, any new drug that competes with an approved drug must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, Notable’s competitors may succeed in obtaining patent protection, discovering, developing, receiving FDA approval for or commercializing drugs before Notable does, which would have an adverse impact on Notable’s business and results of operations.

The availability of Notable’s competitors’ drugs could limit the demand and the price Notable is able to charge for any drug candidate Notable commercialized, if any. The inability to compete with existing or subsequently introduced drugs would harm Notable’s business, financial condition and results of operations.

If Notable is unable to develop satisfactory sales and marketing capabilities, Notable may not succeed in commercializing Volasertib and Fosciclopirox or any other drug candidate for which it obtains marketing approval.

Notable has no experience in marketing and selling drug products. Notable has not entered into arrangements for the sale and marketing of Volasertib and Fosciclopirox or any other drug candidate, if approved. Typically, pharmaceutical companies would employ groups of sales representatives and associated sales and marketing staff numbering in the hundreds to thousands of individuals to call on a large number of physicians and hospitals. Notable may seek to collaborate with a third party to market Notable’s drugs or itself may seek to market and sell Notable’s drugs. If Notable seeks to collaborate with a third party, Notable cannot be sure that a collaborative agreement can be reached on terms acceptable to Notable. If Notable seeks to market and sell its drugs directly, Notable will need to hire additional personnel skilled in marketing and sales. Notable cannot be sure that Notable will be able to acquire, or establish third party relationships to provide, any or all of these marketing and sales capabilities. The establishment of a direct sales force or a contract sales force or a combination direct and contract sales force to market Notable’s drugs will be expensive and time-consuming and could delay any drug launch. Further, Notable can give no assurances that Notable may be able to maintain a direct and/or contract sales force for any period of time or that Notable’s sales efforts will be sufficient to generate or to grow Notable’s revenues or that Notable’s sales efforts will ever lead to profits.

Even if Notable obtains regulatory approvals to commercialize Volasertib and Fosciclopirox or Notable’s other drug candidates, Notable’s drug candidates may not be accepted by physicians or the medical community in general.

There can be no assurance that Volasertib and Fosciclopirox and Notable’s other drug candidates or any other drug candidate successfully developed by Notable, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. Volasertib and Fosciclopirox and any future drug candidates Notable develop will compete with a number of drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs Notable develops depends on a number of factors, including:

●	Notable’s demonstration of the clinical efficacy and safety of Volasertib and Fosciclopirox and Notable’s other drug candidates;

●	timing of market approval and commercial launch of Volasertib and Fosciclopirox and Notable’s other drug candidates;

●	the clinical indication(s) for which Volasertib and Fosciclopirox and Notable’s other drug candidates are approved;

●	drug label and package insert requirements;

●	advantages and disadvantages of Notable’s drug candidates compared to existing continued interest in and growth of the market for anticancer drugs;

●	strength of sales, marketing, and distribution support;

●	drug pricing in absolute terms and relative to alternative treatments;

●	future changes in health care laws, regulations, and medical policies; and

●	availability of reimbursement codes and coverage in select jurisdictions, and future changes to reimbursement policies of government and third-party payors.

Significant uncertainty exists as to the coverage and reimbursement status of any drug candidate for which Notable obtains regulatory approval. In the United States and markets in other countries, sales of any drugs for which Notable receives regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations.

Healthcare reform measures could hinder or prevent Notable’s drug candidates’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare drugs and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect Notable’s ability to set prices for its drugs which Notable believes are fair, and Notable’s ability to generate revenues and achieve and maintain profitability.

In the United States, some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under their Medicaid program. There have also been recent state legislative efforts that have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, the growth of large managed care organizations and prescription benefit managers, as well as the prevalence of generic substitution, has hindered price increases for prescription drugs. Continued intense public scrutiny of the price of drugs, together with government and payor dynamics, may limit the ability of producers and marketers to set or adjust the price of products based on their value. Outside the United States, numerous major markets, including the EU, Japan and China, have pervasive government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, Notable’s products generating will be subject to increasing government decision-making and budgetary actions. There can be no assurance that new or proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the producer or marketer of such product to maintain price levels sufficient to realize an appropriate return.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit Notable’s potential revenue, and Notable may need to revise its research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect Notable’s ability to sell its drugs profitably.

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The ACA contains a number of provisions that are expected to impact Notable’s business and operations in ways that may negatively affect Notable’s potential revenues in the future. For example, the ACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs which Notable believes will increase the cost of Notable’s drugs. In addition, as part of the ACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, Notable will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole (which was subsequently increased to 70%, the current discount owed as of January 1, 2019 pursuant to the Bipartisan Budget Act of 2018, or BBA). Similarly, ACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under ACA is expected to increase the number of patients with insurance coverage who may receive Notable’s drugs. While it is too early to predict all the specific effects the ACA or any future healthcare reform legislation will have on Notable’s business, they could have a material adverse effect on Notable’s business and financial condition.

Congress periodically adopts legislation like the ACA and the MMA, that modifies Medicare reimbursement and coverage policies pertaining to prescription drugs. Implementation of these laws is subject to ongoing revision through regulatory and sub regulatory policies. Congress also may consider additional changes to Medicare policies, potentially including Medicare prescription drug policies, as part of ongoing budget negotiations. While the scope of any such legislation is uncertain at this time, there can be no assurances that future legislation or regulations will not decrease the coverage and price that Notable may receive for Notable’s proposed drugs. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for Notable to go through the process of seeking coverage and reimbursement from Medicare and private payors. Notable’s proposed drugs may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow Notable to sell Notable’s proposed drugs on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the drug candidates that Notable develop and may further limit Notable’s commercial opportunities. Notable’s results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

In September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-marketing authority, including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information, and compliance with REMS approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during drug development, clinical trials and regulatory review, increased costs to assure compliance with post-approval regulatory requirements, and potential restrictions on the sale and/or distribution of approved drugs.

Notable’s relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which, in the event of a violation, could expose Notable to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any drug candidates for which Notable obtains marketing approval. Notable’s future arrangements with healthcare providers, physicians and third-party payors may expose Notable to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Notable markets, sells and distributes any drugs for which Notable obtain marketing approval. In addition, Notable may be subject to transparency laws and patient privacy regulation by U.S. federal and state governments and by governments in foreign jurisdictions in which Notable conducts its business. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that Notable’s business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that Notable’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If Notable’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to Notable, it may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of Notable’s operations. If any of the physicians or other healthcare providers or entities with whom Notable expects to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for Notable to obtain marketing approval of and commercialize its drug candidates and affect the prices Notable may obtain for any drugs that are approved in the United States or foreign jurisdictions.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Notable’s drug candidates, restrict or regulate post-approval activities and affect Notable’s ability to profitably sell any drug candidates for which Notable obtains marketing approval. The pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by legislative initiatives. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that Notable receives for any FDA approved drug.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that Notable receives for any approved drugs. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the ACA. Among the provisions of the ACA of potential importance to Notable’s business, including, without limitation, Notable’s ability to commercialize and the prices Notable may obtain for any of its drug candidates that are approved for sale, are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% starting January 1, 2019) point-of-sale discounts off negotiated prices;

●	extension of manufacturers’ Medicaid rebates;

●	expansion of eligibility criteria for Medicaid programs;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing;

●	new requirements to report certain financial arrangements with physicians and teaching hospitals;

●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2032 unless additional congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that may impact Notable’s business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on Notable’s business and the healthcare industry in general is not yet known.

These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices Notable may obtain for any of its drug candidates for which Notable may obtain regulatory approval or the frequency with which any such drug candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Notable expects that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that Notable receives for any approved drug and/or the level of reimbursement physicians receive for administering any approved drug Notable might bring to market. Reductions in reimbursement levels may negatively impact the prices Notable receives or the frequency with which Notable’s drugs are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States, and members of Congress have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. While any proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Notable cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of Notable’s drug candidates, if any, may be. Increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject Notable to more stringent product labeling and post-marketing testing and other requirements.

If Notable or any third-party manufacturers or contractors Notable engages now or in the future fail to comply with environmental, health and safety laws and regulations, Notable could become subject to fines or penalties or incur costs or liabilities that could harm Notable’s business.

Notable and third-party manufacturers it engages now are, and any third-party manufacturers Notable may engage in the future will be, subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Notable’s operations, including work conducted through third-party manufacturers or contractors, involve the use of hazardous and flammable materials, including chemicals and biological materials. Notable’s operations also produce hazardous waste products. Notable generally contracts with third parties for the disposal of these materials and wastes. Notable cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from Notable’s use of hazardous materials, Notable could be held liable for any resulting damages, and any liability could exceed Notable’s resources. Liability under certain environmental laws governing the release and cleanup of hazardous materials is joint and several and could be imposed without regard to fault. Notable also could incur significant costs associated with civil or criminal fines and penalties or become subject to injunctions limiting or prohibiting Notable’s activities for failure to comply with such laws and regulations.

Although Notable maintains general liability insurance as well as workers’ compensation insurance to cover Notable for costs and expenses Notable may incur due to injuries to Notable’s employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. Notable does not maintain insurance for environmental liability or toxic tort claims that may be asserted against Notable in connection with Notable’s, or its contractors, storage or disposal of biological, hazardous or radioactive materials.

In addition, Notable may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair Notable’s research, development or production efforts. Notable’s failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of Notable’s current and any future third-party contract manufacturers or other contractors, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with Notable’s drugs, Notable could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of Notable’s drug candidates or drugs. In addition, Notable’s supply chain may be adversely impacted if any of its third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

Notable may experience challenges with the acquisition, development, enhancement or deployment of technology necessary for the PPMP.

Notable operates in businesses that require sophisticated computer systems and software for data collection, data processing, cloud-based platforms, analytics, statistical projections and forecasting, mobile computing, social media analytics and other applications and technologies. Notable seeks, in part, to address Notable’s technology risks by increasing its reliance on the use of innovations by cross-industry technology leaders and adapting these for Notable’s applicable needs and applications. Some of the technologies supporting Notable’s industry are changing rapidly and Notable must continue to adapt to these changes in a timely and effective manner at an acceptable cost. Notable also must continue to obtain and utilize data in forms that are easy to use while simultaneously providing clear answers to complex questions. There can be no guarantee that Notable will be able to develop, acquire or integrate new technologies, that these new technologies will meet Notable’s needs or achieve Notable’s expected goals, or that Notable will be able to do so as quickly or cost-effectively as its competitors. Significant technological change could render the PPMP obsolete. Notable’s continued success will depend on its ability to adapt to changing technologies, manage and process ever-increasing amounts of data and information and improve the performance, features and reliability of Notable’s platform and capabilities in response to changing internal and industry demands. Notable may experience difficulties that could delay or prevent the successful design, development, testing, and introduction of advanced versions of the PPMP, limiting Notable’s ability to identify new drug candidates. New services, or enhancements to existing services using the PPMP, may not adequately meet Notable’s requirements. Any of these failures could have a material adverse effect on Notable’s operating results and financial condition.

Risks Related to Notable’s Reliance on Third Parties

Notable relies on third parties to conduct Notable’s preclinical studies and clinical trials. If these third parties do not successfully perform their contractual legal and regulatory duties or meet expected deadlines, Notable may not be able to obtain regulatory approval for or commercialize Notable’s drug candidates and Notable’s business could be substantially harmed.

Notable has relied upon and plans to continue to rely upon third-party medical institutions, clinical investigators, contract laboratories and other third party CROs to monitor and manage data for Notable’s ongoing preclinical and clinical programs. Notable also relies on these parties for execution of Notable’s preclinical studies and clinical trials, and controls only certain aspects of their activities. Nevertheless, Notable is responsible for ensuring that each of Notable’s studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and Notable’s reliance on the CROs does not relieve Notable of its regulatory responsibilities. Notable and its CROs are required to comply with GCPs, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities, for all of Notable’s drugs in clinical development.

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If Notable or any of its CROs fail to comply with applicable GCPs, the clinical data generated in Notable’s clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require Notable to perform additional clinical trials before approving Notable’s marketing applications. Notable cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of Notable’s clinical trials comply with GCP regulations. In addition, Notable’s clinical trials must be conducted with product produced under cGMP regulations. Notable’s failure to comply with these regulations may require Notable to repeat clinical trials, which would delay the regulatory approval process.

If any of Notable’s relationships with these third-party CROs terminate, Notable may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, Notable’s CROs are not Notable’s employees, and except for remedies available to Notable under its agreements with such CROs, Notable cannot control whether or not they devote sufficient time and resources to Notable’s on-going clinical, nonclinical and preclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to Notable’s clinical protocols, regulatory requirements or for other reasons, Notable’s clinical trials may be extended, delayed or terminated and Notable may not be able to obtain regulatory approval for or successfully commercialize Notable’s drug candidates. As a result, Notable’s results of operations and the commercial prospects for Notable’s drug candidates would be harmed, Notable’s costs could increase and Notable’s ability to generate revenues could be delayed.

Many of the third parties with whom Notable contracts may also have relationships with other commercial entities, including Notable’s competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm Notable’s competitive position. If the third parties conducting Notable’s GLP preclinical studies or Notable’s clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with Notable or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to Notable’s clinical trial protocols or to GCPs, or for any other reason, Notable may need to enter into new arrangements with alternative third parties. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact Notable’s ability to meet its desired clinical development timelines. Though Notable carefully manages relationships with its CROs, there can be no assurance that Notable will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on Notable’s business, financial condition and prospects.

Notable is substantially dependent on third parties for the manufacture of Notable’s clinical supplies of its drug candidates, and Notable intends to rely on third parties to produce commercial supplies of any approved drug candidate. Therefore, Notable’s development of its drugs could be stopped or delayed, and Notable’s commercialization of any future drug could be stopped or delayed or made less profitable if third party manufacturers fail to obtain approval of the FDA or comparable regulatory authorities or fail to provide Notable with drug products in sufficient quantities or at acceptable prices.

The manufacture of pharmaceutical products is complex and requires significant expertise, capital investment, process controls and know-how. Common difficulties in pharmaceutical manufacturing may include: sourcing and producing raw materials, transferring technology from chemistry and development activities to production activities, validating initial production designs, scaling manufacturing techniques, improving costs and yields, establishing and maintaining quality controls and stability requirements, eliminating contaminations and operator errors, and maintaining compliance with regulatory requirements. Notable does not currently have nor does Notable plan to acquire the infrastructure or capability internally in accordance with cGMP prescribed by the FDA or to produce an adequate supply of compounds to meet future requirements for clinical trials and commercialization of Notable’s drugs. Drug manufacturing facilities are subject to inspection before the FDA will issue an approval to market a new drug product, and all of the manufacturers that Notable intends to use must adhere to the cGMP regulations prescribed by the FDA.

Notable expects therefore to rely on third-party manufacturers for clinical supplies of Notable’s drug candidates that Notable may develop. These third-party manufacturers will be required to comply with cGMPs, and other applicable laws and regulations. Notable will have no control over the ability of these third parties to comply with these requirements, or to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any other applicable regulatory authorities find deficiencies with or do not approve the facilities of these third parties for the manufacture of Notable’s other drug candidates or any drugs that Notable may successfully develop, or if it withdraws any such approval, or if Notable’s suppliers or contract manufacturers decide they no longer want to supply or manufacture for Notable, Notable may need to find alternative manufacturing facilities, in which case Notable might not be able to identify manufacturers for clinical or commercial supply on acceptable terms, or at all. Any of these factors would significantly impact Notable’s ability to develop, obtain regulatory approval for or market Notable’s drug candidates and adversely affect Notable’s business.

Notable and/or its third-party manufacturers may be adversely affected by developments outside of Notable’s control, and these developments may delay or prevent further manufacturing of Notable’s drugs. Adverse developments may include labor disputes, resource constraints, shipment delays, inventory shortages, lot failures, impacts related to the COVID-19 pandemic or another epidemic or infectious disease outbreak, unexpected sources of contamination, lawsuits related to Notable’s manufacturing techniques, equipment used during manufacturing, or composition of matter, unstable political environments, acts of terrorism, war, natural disasters, and other natural and man-made disasters. If Notable or its third-party manufacturers were to encounter any of the above difficulties, or otherwise fail to comply with contractual obligations, Notable’s ability to provide any drug for clinical trial or commercial purposes would be jeopardized. This may increase the costs associated with completing Notable’s clinical trials and commercial production. Further, production disruptions may cause Notable to terminate ongoing clinical trials and/or commence new clinical trials at additional expense. Notable may also have to take inventory write-offs and incur other charges and expenses for drugs that fail to meet specifications or pass safety inspections. If production difficulties cannot be solved with acceptable costs, expenses, and timeframes, Notable may be forced to abandon its clinical development and commercialization plans, which could have a material adverse effect on Notable’s business, prospects, financial condition, and the value of Notable’s securities.

Notable, or third-party manufacturers on whom Notable relies, may be unable to successfully scale-up manufacturing of Notable’s drug candidates in sufficient quality and quantity, which would delay or prevent Notable from developing its drug candidates and commercializing approved drugs, if any.

In order to conduct clinical trials of Notable’s drug candidates and commercialize any approved drug candidates, Notable, or its manufacturers, will need to manufacture them in large quantities. Notable, or its manufacturers, may be unable to successfully increase the manufacturing capacity for any of Notable’s drug candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If Notable, or any of its manufacturers, are unable to successfully scale up the manufacture of Notable’s drug candidates in sufficient quality and quantity, the development, testing, and clinical trials of that drug candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting drug may be delayed or not obtained, which could significantly harm Notable’s business. If Notable is unable to obtain or maintain third-party manufacturing for commercial supply of Notable’s drug candidates, or to do so on commercially reasonable terms, Notable may not be able to develop and commercialize its drug candidates successfully.

Notable’s failure to find third party collaborators to assist or share in the costs of drug development could materially harm Notable’s business, financial condition and results of operations.

Notable’s strategy for the development and commercialization of its proprietary drug candidates may include the formation of collaborative arrangements with third parties. Existing and future collaborators have significant discretion in determining the efforts and resources they apply and may not perform their obligations as expected. Potential third-party collaborators include biopharmaceutical, pharmaceutical and biotechnology companies, academic institutions and other entities. Third-party collaborators may assist Notable in:

●	funding research, preclinical development, clinical trials and manufacturing;

●	seeking and obtaining regulatory approvals; and

●	successfully commercializing any future drug candidates.

If Notable is not able to establish further collaboration agreements, Notable may be required to undertake drug development and commercialization at Notable’s own expense. Such an undertaking may limit the number of drug candidates that Notable will be able to develop, significantly increase Notable’s capital requirements and place additional strain on Notable’s internal resources. Notable’s failure to enter into additional collaborations could materially harm Notable’s business, financial condition and results of operations.

In addition, Notable’s dependence on licensing, collaboration and other agreements with third parties may subject Notable to a number of risks. These agreements may not be on terms that prove favorable to Notable and may require Notable to relinquish certain rights in its drug candidates. To the extent Notable agrees to work exclusively with one collaborator in a given area, Notable’s opportunities to collaborate with other entities could be curtailed. Lengthy negotiations with potential new collaborators may lead to delays in the research, development or commercialization of drug candidates. The decision by Notable’s collaborators to pursue alternative technologies or the failure of Notable’s collaborators to develop or commercialize successfully any drug candidate to which they have obtained rights from Notable could materially harm Notable’s business, financial condition and results of operations.

Cash balances held at banking institutions are in excess of FDIC coverage.

Notable maintains significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Interest bearing and non-interest-bearing accounts Notable hold at banking institutions are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Substantially all of Notable’s cash balances held at banking institutions are in excess of FDIC coverage. Notable considers this to be a normal business risk.

Risks Related to The Discovery and Development of Product Candidates

Clinical studies of Notable’s product candidates may not be successful. If Notable is unable to generate successful results from clinical studies of Notable’s product candidates, or experience significant delays in doing so, Notable’s business may be materially harmed.

Notable has no products approved for commercial marketing and all of Notable’s product candidates are either about to enter into clinical testing or in clinical development. Notable’s ability to achieve and sustain profitability depends on obtaining regulatory approvals for and, if approved, successfully commercializing its product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of Notable’s product candidates, Notable or an existing or future collaborator must conduct extensive clinical trials to demonstrate the safety and efficacy of Notable’s product candidates.

The success of Notable’s product candidates will depend on several factors, including the following:

●	successful enrollment in clinical trials and completion of clinical studies with favorable results;

●	receipt of marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining patent and trade secret protection for current and future product candidates;

●	establishing and maintaining manufacturing relationships with third parties or establishing Notable’s own manufacturing capability; and

●	successfully commercializing Notable’s products, if approved, including successfully establishing a sales force, marketing and distribution infrastructure, whether alone or in collaboration with others.

If Notable does not achieve one or more of these factors in a timely manner or at all, it could experience significant delays or an inability to successfully complete the development or commercialization of its product candidates, which would materially harm Notable’s business.

Notable’s product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products or investigational new drugs, which may delay or preclude further development or regulatory approval, or limit their use if approved.

Undesirable side effects caused by Notable’s product candidates could cause Notable or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. Results of Notable’s trials could reveal a high and unacceptable severity and prevalence of side effects. In such an event, Notable’s trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order Notable to cease further development of or deny approval of Notable’s product candidates for any or all targeted indications. Such side effects could also affect patient recruitment, the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may materially and adversely affect Notable’s business, financial condition, results of operations and prospects.

Further, clinical trials by their nature test product candidates in only samples of the potential patient populations. With a limited number of patients and limited duration of exposure in such trials, rare and severe side effects of Notable’s product candidates may not be uncovered until a significantly larger number of patients are exposed to the product candidate.

If any of Notable’s product candidates receive marketing approval, and causes serious, unexpected, or undesired side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw, suspend, or limit their approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	Notable may be required to change the way the product is administered or conduct additional clinical trials or post-marketing surveillance;

●	Notable could be sued and held liable for harm caused to patients; or

●	Notable’s reputation may suffer.

Any of these events could prevent Notable from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing Notable’s future products and impair Notable’s ability to generate revenues from the commercialization of these products.

Even if Notable completes the necessary preclinical studies and clinical trials, Notable cannot predict whether or when Notable will obtain regulatory approval to commercialize a product candidate and Notable cannot, therefore, predict the timing of any revenue from a future product.

Notable cannot commercialize a product until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory authorities may not complete their review processes in a timely manner, or Notable may not be able to obtain regulatory approval for many reasons including:

●	regulatory authorities disagreeing with the design or implementation of Notable’s clinical trials;

●	such authorities may disagree with Notable’s interpretation of data from preclinical studies or clinical trials;

●	such authorities may not accept clinical data from trials which are conducted at clinical facilities or in countries where the standard of care is potentially different from that of the United States;

●	unfavorable or unclear results from Notable’s clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;

●	serious and unexpected drug-related side effects experienced by participants in Notable’s clinical trials or by individuals using drugs similar to Notable’s product candidates;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which Notable seeks approval;

●	Notable may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	such authorities may not agree that the data collected from clinical trials of Notable’s product candidates are acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;

●	such authorities may disagree regarding the formulation, labeling and/or the specifications of Notable’s product candidates;

●	such authorities may find deficiencies in the manufacturing processes or facilities of Notable’s third-party manufacturers with which Notable contracts for clinical and commercial supplies; or the approval policies; or

●	regulations of such authorities may significantly change in a manner rendering Notable’s or any of Notable’s potential future collaborators’ clinical data insufficient for approval.

Additional delays may result if an FDA advisory committee recommends restrictions on approval or recommends non-approval. In addition, Notable may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical trials and the review process.

Even if Notable obtains regulatory approval for Notable’s product candidates, Notable will still face extensive regulatory requirements and Notable’s products may face future development and regulatory difficulties.

Even if Notable obtains regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of Notable’s product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The FDA may also require risk evaluation and mitigation strategies as a condition of approval of Notable’s product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Additionally, the manufacturing processes, packaging, distribution, adverse event reporting, labeling, advertising, promotion, and recordkeeping for the product will be subject to extensive and ongoing FDA regulatory requirements, in addition to other potentially applicable federal and state laws. These requirements include monitoring and reporting of adverse events and other post-marketing information and reports, registration, as well as continued compliance with cGMP regulations. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. If Notable or a regulatory agency discovers previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If Notable fails to comply with applicable regulatory requirements following approval of any of Notable’s product candidates, a regulatory agency may:

●	issue a warning letter asserting that Notable is in violation of the law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending NDA or supplements to an NDA submitted by the combined business;

●	seize product or require a product recall; or

●	refuse to allow Notable to enter into supply contracts, including government contracts.

Any government investigation of alleged violations of law could require Notable to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit Notable’s ability to commercialize Notable’s future products, if approved, and generate revenues.

Notable may use Notable’s financial and human resources to pursue a particular research program or product candidate and fail to capitalize on programs or product candidates that may be more profitable or for which there is a greater likelihood of success.

As a result of Notable’s limited financial and human resources, Notable will have to make strategic decisions as to which product candidates to pursue and may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Notable’s resource allocation decisions may cause Notable to fail to capitalize on viable commercial products or profitable market opportunities. Notable’s spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If Notable does not accurately evaluate the commercial potential or target market for a particular product candidate, Notable may relinquish valuable rights to that product candidate through strategic alliance, licensing or other royalty arrangements in cases in which it would have been more advantageous for Notable to retain sole development and commercialization rights to such product candidate, or Notable may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Notable faces significant competition from other biotechnology and pharmaceutical companies and Notable’s operating results will suffer if Notable fails to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Notable’s competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Notable’s potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of Notable’s competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that Notable’s product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that Notable develops obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in Notable’s competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Notable’s competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than Notable’s product candidates or may develop proprietary technologies or secure patent protection that Notable may need for the development of Notable’s technologies and products. Notable believes the key competitive factors that will affect the development and commercial success of Notable’s product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if Notable obtains regulatory approval of drug products, the availability and price of Notable’s competitors’ products could limit the demand and the price Notable is able to charge for Notable’s product candidates. Notable may not be able to implement Notable’s business plan if the acceptance of Notable’s product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to Notable’s product candidates, or if physicians switch to other new drug or biologic products or choose to reserve Notable’s product candidates for use in limited circumstances.

The commercial success of Notable’s product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

The degree of market acceptance of any product candidates will depend on a number of factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any AEs;

●	limitations or warnings contained in the FDA-approved label for such products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the effectiveness of Notable’s, or any of Notable’s collaborators’, sales and marketing strategies;

●	Notable’s ability to obtain hospital or payor formulary approval;

●	Notable’s ability to obtain and maintain sufficient third-party coverage and adequate reimbursement; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party coverage.

If a product is approved but does not achieve an adequate level of acceptance by physicians, patients and healthcare payors, Notable may not generate sufficient revenues from such product and Notable may not become or remain profitable. Such increased competition may decrease any future potential revenue for current and future product candidates due to increasing pressure for lower pricing and higher discounts in the commercialization of Notable’s product.

If Notable is unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell Notable’s product candidates, Notable may be unable to generate any revenues.

Notable currently does not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved, Notable must build Notable’s sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. With respect to future programs, Notable may rely completely on an alliance partner for sales and marketing. In addition, Notable may enter into strategic alliances with third parties to commercialize other product candidates, if approved, including in markets outside of the United States or for other large markets that are beyond Notable’s resources. Although Notable intends to establish a sales organization if Notable is able to obtain approval to market any product candidates for niche markets in the United States, Notable will also consider the option to enter into strategic alliances for current and future product candidates in the United States if commercialization requirements exceed Notable’s available resources. This will reduce the revenue generated from the sales of these products.

Any future strategic alliance partners may not dedicate sufficient resources to the commercialization of Notable’s product candidates, if approved, or may otherwise fail in their commercialization due to factors beyond Notable’s control. If Notable is unable to establish effective alliances to enable the sale of Notable’s product candidates, if approved, to healthcare professionals and in geographical regions, including the United States, that will not be covered by Notable’s own marketing and sales force, or if Notable’s potential future strategic alliance partners do not successfully commercialize the product candidates that may be approved, Notable’s ability to generate revenues from product sales will be adversely affected.

If Notable is unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, Notable may not be able to generate sufficient product revenue and may not become profitable. Notable will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, Notable may be unable to compete successfully against these more established companies.

If Notable obtains approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect Notable’s business.

If Notable obtains approval to commercialize any approved products outside of the United States, Notable expects that Notable will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals in foreign countries;

●	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

Coverage and adequate reimbursement may not be available for Notable’s product candidates, if approved, which could make it difficult for Notable to sell products profitably.

Market acceptance and sales of any product candidates that Notable develops will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers, government payors and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Notable cannot be sure that coverage and adequate reimbursement will be available for any current and future product candidates. In the United States, the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services (“HHS”), decides whether and to what extent a new drug will be covered and reimbursed under Medicare. Private payors tend to follow the coverage reimbursement policies established by CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for novel product candidates. Inadequate reimbursement amounts may reduce the demand for, or the price of, Notable’s future products. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. If reimbursement is not available, or is available only at limited levels, Notable may not be able to successfully commercialize product candidates that Notable develops and that may be approved. Thus, even if Notable succeeds in bringing a product to market, it may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow Notable to sell Notable’s products on a competitive basis.

There have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect Notable’s ability to sell products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval. The availability of numerous generic treatments may also substantially reduce the likelihood of reimbursement for Notable’s future products. Notable expects to experience pricing pressures in connection with the sale of any products that Notable develops, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, and prescription drugs in particular, has and is expected to continue to increase in the future. For instance, government and private payors who reimburse patients or healthcare providers are increasingly seeking greater upfront discounts, additional rebates and other concessions to reduce prices for pharmaceutical products. If Notable fails to successfully secure and maintain reimbursement coverage for Notable’s future products or are significantly delayed in doing so, Notable will have difficulty achieving market acceptance of Notable’s future products and Notable’s business will be harmed.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Notable’s products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be priced significantly lower.

If Notable fails to comply with environmental, health and safety laws and regulations, Notable could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of Notable’s business.

Notable is subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Notable’s operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Notable’s operations also produce hazardous waste products. Notable generally contracts with third parties for the disposal of these materials and wastes. Notable cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from Notable’s use of hazardous materials, Notable could be held liable for any resulting damages, and any liability could exceed Notable’s resources. Notable also could incur significant costs associated with civil or criminal fines and penalties.

Although Notable maintains workers’ compensation insurance to cover Notable for costs and expenses, Notable may incur due to injuries to Notable’s employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. In addition, Notable may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair Notable’s research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Notable’s Reliance on Third Parties

Notable relies on third parties to conduct some aspects of Notable’s compound formulation, research, preclinical studies and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such formulation, research or testing.

Notable does not expect to independently conduct all aspects of Notable’s drug discovery activities, compound formulation research, preclinical studies and clinical trials of product candidates. Notable currently relies and expects to continue to rely on third parties to conduct some aspects of Notable’s preclinical studies, clinical studies and formulation development.

Any of these third parties may terminate their engagements with Notable at any time. If Notable needs to enter into alternative arrangements, it will delay Notable’s product development activities. Notable’s reliance on these third parties for research and development activities will reduce Notable’s control over these activities but will not relieve Notable of Notable’s responsibilities. For example, for product candidates that Notable develops and commercializes on Notable’s own, Notable will remain responsible for ensuring that each of Notable’s IND-enabling studies and clinical trials are conducted in accordance with the study plan and protocols for the trial.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct Notable’s studies in accordance with regulatory requirements or Notable’s stated study plans and protocols, Notable will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable Notable to select viable product candidates for IND submissions and will not be able to, or may be delayed in Notable’s efforts to, successfully develop and commercialize such product candidates.

Notable relies on third-party manufacturers to produce the supply of Notable’s preclinical product candidates, and Notable intends to rely on third parties to produce future clinical supplies of product candidates that Notable advances into clinical trials and commercial supplies of any approved product candidates.

Reliance on third-party manufacturers entails risks, including risks that Notable would not be subject to if Notable manufactured the product candidates ourselves, including:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing or supply agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to Notable;

●	the reliance on a limited number of sources, and in some cases, single sources for raw materials, such that if Notable is unable to secure a sufficient supply of these product components, Notable will be unable to manufacture and sell current and future product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials that are currently purchased from a single source supplier;

●	operations of Notable’s third-party manufacturers or suppliers could be disrupted by conditions unrelated to Notable’s business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs that are beyond Notable’s control; and

●	the failure to deliver products under specified storage conditions and in a timely manner.

Any of these events could lead to clinical study delays or failure to obtain regulatory approval, or impact Notable’s ability to successfully commercialize future products, if approved. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

Notable relies on limited sources of supply for the drug substance of product candidates and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

Notable has established manufacturing relationships with a limited number of suppliers to manufacture raw materials and the drug substance used to create Notable’s product candidates. The availability of such suppliers to manufacture raw materials for Notable’s product candidates may be limited. Further, each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes are required to be qualified by the FDA prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA supplement which could result in further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in Notable’s desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of Notable’s product candidates, cause Notable to incur higher costs and prevent Notable from commercializing Notable’s products successfully. Furthermore, if Notable’s suppliers fail to deliver the required commercial quantities of active pharmaceutical ingredients on a timely basis and at commercially reasonable prices, and Notable is unable to secure one or more replacement suppliers capable of production in a timely manner at a substantially equivalent cost, Notable’s clinical trials may be delayed or Notable could lose potential revenue.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

Manufacturing of product candidates and conducting required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution in order to proceed with any clinical trials and obtain regulatory approval for commercial marketing. Notable may identify significant impurities, which could result in increased scrutiny by the regulatory agencies, delays in clinical programs and regulatory approval, increases in Notable’s operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

Notable intends to rely on third parties to conduct, supervise and monitor Notable’s clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm Notable’s business.

Notable intends to rely on CROs and clinical trial sites to ensure the proper and timely conduct of Notable’s clinical trials. While Notable will have agreements governing their activities, Notable has limited influence over their actual performance. Notable will control only certain aspects of Notable’s CROs’ activities. Nevertheless, Notable will be responsible for ensuring that each of Notable’s clinical trials are conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and Notable’s reliance on the CROs will not relieve Notable of Notable’s regulatory responsibilities.

Notable and Notable’s CROs will be required to comply with the FDA’s or other regulatory agency’s GCPs, for conducting, recording and reporting the results of IND-enabling studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of future clinical trial participants are protected. The FDA and non-U.S. regulatory agencies enforce these GCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If Notable or Notable’s future CROs fail to comply with applicable GCPs, the clinical data generated in Notable’s clinical trials may be deemed unreliable and the FDA or applicable non-U.S. regulatory agency may require Notable to perform additional clinical trials before approving any marketing applications for the relevant jurisdiction. Upon inspection, the FDA or applicable non-U.S. regulatory agency may determine that Notable’s future clinical trials do not comply with GCPs. In addition, Notable’s future clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a potential drug product. Accordingly, if Notable’s future CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, Notable may be required to repeat such clinical trials, which would delay the regulatory approval process.

Notable’s future CROs will not be Notable’s employees, and Notable will not be able to control whether or not they devote sufficient time and resources to Notable’s future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including Notable’s competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm Notable’s competitive position. If Notable’s future CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to Notable’s clinical protocols or regulatory requirements, or for any other reasons, Notable’s clinical trials may be extended, delayed or terminated, and Notable may not be able to obtain regulatory approval for, or successfully commercialize Notable’s product candidates. As a result, Notable’s financial results and the commercial prospects for such products and any product candidates that Notable develop would be harmed, Notable’s costs could increase, and Notable’s ability to generate revenues could be delayed.

Notable intends to rely on other third parties to store and distribute drug products for any clinical trials that Notable may conduct. Any performance failure on the part of Notable’s distributors could delay clinical development or marketing approval of Notable’s product candidates or commercialization of Notable’s products, if approved, producing additional losses and depriving Notable of potential product revenue.

Risks Related to Notable’s Intellectual Property

If Notable is unable to obtain or protect intellectual property rights related to Notable’s current and future products and product candidates, Notable may not be able to compete effectively in Notable’s markets.

Notable’s success depends in part on Notable’s ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for Notable’s product candidates, methods used to develop and manufacture Notable’s product candidates and methods for treating patients using Notable’s product candidates, as well as Notable’s ability to preserve Notable’s trade secrets, to prevent third parties from infringing upon Notable’s proprietary rights and to operate without infringing upon the proprietary rights of others. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that Notable own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all of the potentially relevant prior art relating to Notable’s patents and patent applications has been found; such prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed or invalidated. Furthermore, even if they are unchallenged, Notable’s patents and patent applications may not adequately protect Notable’s intellectual property or prevent others from designing around Notable’s claims.

If the patent applications Notable holds or has in-licensed with respect to Notable’s programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with Notable to develop product candidates, and threaten Notable’s ability to commercialize, future products. Notable cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the USPTO or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to Notable could deprive Notable of rights necessary for the successful commercialization of any product candidates that Notable may develop.

Since patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, Notable cannot be certain that Notable was the first to file any patent application related to a product candidate. Furthermore, in certain situations, if Notable and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding, known as an interference, can be initiated to determine which applicant is entitled to the patent on that subject matter. Such an interference proceeding provoked by third parties or brought by Notable may be necessary to determine the priority of inventions with respect to Notable’s patents or patent applications, or those of Notable’s licensors. An unfavorable outcome could require Notable to cease using the related technology or to require Notable to license rights to it from the prevailing party. Notable’s business could be harmed if the prevailing party does not offer Notable a license at all, or on commercially reasonable terms. Notable’s defense of a patent or patent application in such a proceeding may not be successful and, even if successful, may result in substantial costs and distract Notable’s management and other employees.

In addition, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available however the life of a patent, and the protection it affords is limited. Once the patent life has expired for a product, Notable may be open to competition from generic medications. Further, if Notable encounters delays in regulatory approvals, the period of time during which Notable could market a product candidate under patent protection could be reduced.

In addition to the protection afforded by patents, Notable relies on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, including processes for which patents are difficult to enforce and any other elements of Notable’s drug discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Although each of Notable’s employees agrees to assign their inventions to Notable through an employee inventions agreement, and all of Notable’s employees, consultants, advisors and any third parties who have access to Notable’s proprietary know-how, information or technology are required to enter into confidentiality agreements, Notable cannot provide any assurances that all such agreements have been duly executed, that Notable’s trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to Notable’s trade secrets or independently develop substantially equivalent information and techniques. In addition, others may independently discover Notable’s trade secrets and proprietary information. For example, the FDA, as part of its Transparency Initiative, is currently considering whether to make additional information publicly available on a routine basis, including information that Notable may consider to be trade secrets or other proprietary information, and it is not clear at the present time how the FDA’s disclosure policies may change in the future, if at all.

Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, Notable may encounter significant problems in protecting and defending Notable’s intellectual property both in the United States and abroad. If Notable is unable to prevent material disclosure of the non-patented intellectual property related to Notable’s technologies to third parties, and there is no guarantee that Notable will have any such enforceable trade secret protection, Notable may not be able to establish or maintain a competitive advantage in Notable’s market, which could materially adversely affect Notable’s business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay Notable’s development and commercialization efforts.

Notable’s commercial success depends in part on Notable’s avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which Notable is pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that Notable’s product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that Notable is employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of Notable’s product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in patents that Notable’s product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of Notable’s technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of Notable’s product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block Notable’s ability to commercialize such product candidate unless Notable obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of Notable’s formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block Notable’s ability to develop and commercialize the applicable product candidate unless Notable obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making claims against Notable may obtain injunctive or other equitable relief, which could effectively block Notable’s ability to further develop and commercialize one or more of Notable’s product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management or employee resources from Notable’s business. In the event of a successful claim of infringement against Notable, Notable may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign Notable’s infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

If Notable fails to obtain licenses or comply with Notable’s obligations in these agreements under which Notable license intellectual property rights from third parties or otherwise experience disruptions to Notable’s business relationships with Notable’s licensors, Notable could lose license rights that are important to Notable’s business.

Notable is a party to intellectual property license agreements that are important to Notable’s business and expect to enter into additional license agreements in the future. Notable’s existing license agreements impose, and Notable expects that future license agreements will impose, various obligations on Notable.

Notable may need to obtain licenses from third parties to advance Notable’s research or allow commercialization of Notable’s product candidates, and Notable has done so from time to time. Notable may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, Notable would be unable to further develop and commercialize one or more of Notable’s product candidates, which could harm Notable’s business significantly. Notable cannot provide any assurances that third-party patents do not exist which might be enforced against Notable’s future products, resulting in either an injunction prohibiting Notable’s sales, or, with respect to Notable’s sales, an obligation on Notable’s part to pay royalties and/or other forms of compensation to third parties.

Notable may be involved in lawsuits to protect or enforce Notable’s patents or the patents of Notable’s licensees, which could be expensive, time consuming and unsuccessful.

Competitors may infringe Notable’s patents or the patents of Notable’s licensees. To counter infringement or unauthorized use, Notable may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of Notable’s licensees is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that Notable’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of Notable’s patents at risk of being invalidated or interpreted narrowly and could put Notable’s patent applications at risk of not issuing.

Notable’s defense in a lawsuit may fail and, even if successful, may result in substantial costs and distract Notable’s management and other employees. Notable may not be able to prevent, alone or with Notable’s licensees, misappropriation of Notable’s intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of Notable’s confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of Notable’s ordinary shares.

Notable may be subject to claims that Notable’s employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

Notable employ individuals who were previously employed at other biotechnology or pharmaceutical companies. Notable may be subject to claims that Notable or Notable’s employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of Notable’s employees’ former employers or other third parties. Notable may also be subject to claims that former employers or other third parties have an ownership interest in Notable’s patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if Notable is successful, litigation could result in substantial cost and be a distraction to Notable’s management and other employees.

Risks Related to Notable’s Business Operations and Industry

Notable’s future success depends on Notable’s ability to attract and retain key executives and to attract, retain and motivate qualified personnel.

Notable is highly dependent on principal members of Notable’s executive team, and any reduction or loss of their services may adversely impact the achievement of Notable’s objectives. While Notable has entered into employment agreements with Notable’s principal executive officers, any of them could leave Notable’s employment at any time, as all of Notable’s employees are “at will” employees. Recruiting and retaining other qualified employees for Notable’s business, including scientific and technical personnel, will also be critical to Notable’s success. There is currently a shortage of skilled executives in Notable’s industry, which is likely to continue. As a result, competition for skilled personnel is intense and the turnover rate can be high. Notable may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical companies for individuals with similar skill sets. In addition, failure to succeed in clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit any executive or key employee or the loss of the services of any executive or key employee might impede progress of Notable’s research, development and commercialization objectives.

Notable may need to expand Notable’s organization and may experience difficulties in managing this growth, which could disrupt Notable’s operations.

In the future Notable may expand Notable’s employee base to increase Notable’s managerial, scientific, operational, commercial, financial and other resources and Notable may hire more consultants and contractors. Future growth would impose significant additional responsibilities on Notable’s management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, Notable’s management may need to divert a disproportionate amount of its attention away from Notable’s day-to-day activities and devote a substantial amount of time to managing these growth activities. Notable may not be able to effectively manage the expansion of Notable’s operations, which may result in weaknesses in Notable’s infrastructure or give rise to operational mistakes, loss of business opportunities, loss of employees or reduced productivity among remaining employees. Notable’s expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. Moreover, if Notable’s management is unable to effectively manage Notable’s growth, Notable’s expenses may increase more than expected, Notable’s ability to generate and/or grow revenues could be reduced, and Notable may not be able to implement Notable’s business strategy. Notable’s future financial performance and Notable’s ability to commercialize product candidates and compete effectively will depend, in part, on Notable’s ability to effectively manage any future growth.

Notable’s employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

Notable is exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional or nonintentional failures to comply with the regulations of the FDA and non-U.S. regulators, to provide accurate information to the FDA and non-U.S. regulators, to comply with healthcare fraud and abuse laws and regulations in the United States and abroad, to report financial information or data accurately or to disclose unauthorized activities to Notable. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to Notable’s reputation. Notable has adopted or will adopt a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions Notable takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Notable from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against Notable, and Notable is not successful in defending ourselves or asserting Notable’s rights, those actions could have a significant impact on Notable’s business, including the imposition of civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if Notable becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, and contractual damages. Even if Notable is ultimately successful in defending against any such action, Notable could be required to divert financial and managerial resources in doing so and adverse publicity could result, all of which could harm Notable’s business.

Future relationships with customers and third-party payors as well as certain of Notable’s business operations may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If Notable is unable to comply, or have not fully complied, with such laws, Notable could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If Notable obtains FDA approval for any of Notable’s product candidates and begin commercializing those products in the United States, Notable’s operations may be directly, or indirectly through Notable’s customers, further subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, Notable’s proposed sales, marketing and education programs. In addition, Notable may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which Notable conducts Notable’s business. The healthcare laws and regulations that may affect Notable’s ability to operate include:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. Remuneration has been interpreted broadly to include anything of value. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and those activities may be subject to scrutiny or penalty if they do not qualify for an exemption or safe harbor. A conviction for violation of the Anti-Kickback Statute requires mandatory exclusion from participation in federal healthcare programs. This statute has been applied to arrangements between pharmaceutical manufacturers and those in a position to purchase products or refer others, including prescribers, patients, purchasers and formulary managers. In addition, the ACA amended the Social Security Act to provide that the U.S. government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act penalties for which are described below.

●	Federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which imposes criminal or civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment to the federal government, including Medicare or Medicaid, that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Liability under the False Claims Act is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement ($12,537 to $25,076 per false claim or statement for penalties assessed after May 9, 2022, for violations occurring after November 2, 2015).

●	The civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

●	HIPAA, which imposes civil and criminal penalties for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements on certain types of individuals and entities, such as healthcare providers, health plans and healthcare clearing houses, known as “covered entities,” as well as their “business associates,” independent contractors or agents of covered entities that receive or obtain individually identifiable health information in connection with providing a service on behalf of a covered entity, relating to the privacy, security and transmission of individually identifiable health information.

●	The federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals, and further requires applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. These reporting obligations have extended, such that beginning January 1, 2022, companies must also report payments and transfers of value provided to non-physician providers and other types of healthcare professionals such as physician assistants and nurse practitioners. Failure to submit timely, accurately and completely the required information for all covered payments, transfers of value and ownership or investment interests may result in civil monetary penalties. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

●	Many state and foreign law equivalents of each of the above federal laws, such as: anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, the European Union has established its own data security and privacy legal framework, including but not limited to Directive 95/46/EC. The European General Data Protection Regulation contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-European Union companies under the regulation.

If Notable’s operations are found to be in violation of any of the laws described above or any other governmental regulations or laws that apply to Notable, Notable may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if Notable becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, and curtailment or restructuring of Notable’s operations, any of which could adversely affect Notable’s ability to operate Notable’s business and Notable’s results of operations.

Recent and future healthcare legislation may further impact Notable’s business operations.

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect Notable’s ability to sell Notable’s products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

Notable expects that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that Notable receives for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors.

Notable cannot predict what healthcare reform initiatives may be adopted in the future. Further federal, state and foreign legislative and regulatory developments are likely, and Notable expects ongoing initiatives to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that Notable may successfully develop and for which Notable may obtain regulatory approval and may affect Notable’s overall financial condition and ability to develop product candidates.

Notable face potential product liability, and, if successful claims are brought against Notable, Notable may incur substantial liability and costs.

The use of Notable’s product candidates in current and future clinical trials and the sale of any products for which Notable obtains marketing approval exposes Notable to the risk of product liability claims. Product liability claims might be brought against Notable by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with Notable’s products. For example, unanticipated adverse effects could result from the use of Notable’s current and future products or product candidates which may result in a potential product liability claim. If Notable cannot successfully defend against product liability claims, Notable could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of Notable’s business reputation;

●	withdrawal of clinical trial participants;

●	costs due to related litigation;

●	distraction of management’s attention from Notable’s primary business;

●	substantial monetary awards to patients or other claimants;

●	the inability to commercialize Notable’s product candidates; and

●	decreased demand for Notable’s product candidates, if approved for commercial sale.

Notable plans to obtain product liability insurance relating to the use of Notable’s therapeutics in current and future clinical trials. However, such insurance coverage may not be sufficient to reimburse Notable for any expenses or losses Notable may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future Notable may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect Notable against losses due to liability. If and when Notable obtains marketing approval for product candidates, Notable intend to expand Notable’s insurance coverage to include the sale of commercial products; however, Notable may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against Notable could cause Notable’s share price to decline and, if judgments exceed Notable’s insurance coverage, could adversely affect Notable’s results of operations and business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of Notable’s computer hardware, software, and Internet applications and related tools and functions could result in damage to Notable’s reputation and/or subject Notable to costs, fines or lawsuits.

Notable’s business requires manipulating, analyzing and storing large amounts of data. In addition, Notable relies on a global enterprise software system to operate and manage Notable’s business. Notable also maintain personally identifiable information about Notable’s employees. Notable’s business therefore depends on the continuous, effective, reliable, and secure operation of Notable’s computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Notable’s hardware or software malfunctions or access to Notable’s data by internal research personnel is interrupted, Notable’s business could suffer. The integrity and protection of Notable’s employees and company data is critical to Notable’s business and employees have a high expectation that Notable will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase Notable’s operating costs. Although Notable’s computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, Notable may not be able to address these threats proactively or implement adequate preventative measures. If Notable’s computer systems are compromised, Notable could be subject to fines, damages, litigation and enforcement actions, and Notable could lose trade secrets, the occurrence of which could harm Notable’s business. In addition, any sustained disruption in internet access provided by other companies could harm Notable’s business.

Business disruptions could seriously harm future revenue and financial condition and increase Notable’s costs and expenses.

Notable’s operations, and those of CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which Notable is predominantly self-insured. The occurrence of any of these business disruptions could seriously harm Notable’s operations and financial condition and increase Notable’s costs and expenses.

Notable’s corporate headquarters are located in Foster City, California, an area prone to wildfires and earthquakes. These and other natural disasters could severely disrupt Notable’s operations, and have a material adverse effect on Notable’s business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented Notable from using all or a significant portion of Notable’s headquarters, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for Notable to continue Notable’s business for a substantial period of time. Any disaster recovery and business continuity plans Notable has in place may prove inadequate in the event of a serious disaster or similar event. Notable may incur substantial expenses as a result of the limited nature of Notable’s disaster recovery and business continuity plans, which, could have a material adverse effect on Notable’s business.

Notable will need to increase the size of Notable’s organization and the scope of Notable’s outside vendor relationships, and Notable may experience difficulties in managing growth.

Notable’s management and scientific personnel, systems and facilities currently in place may not be adequate to support Notable’s future growth. Notable needs to effectively manage Notable’s operations, growth and various projects and requires that Notable:

●	manages Notable’s clinical trials effectively, including Notable’s existing and planned clinical trials;

●	manages Notable’s internal development efforts effectively while carrying out Notable’s contractual obligations to licensors, contractors and other third parties;

●	continues to improve Notable’s operational, financial and management controls and reporting systems and procedures; and

●	continues to attract and retain sufficient numbers of talented employees.

Notable is utilizing and expects in the future to utilize the services of vendors and research partners or collaborators to perform tasks including preclinical studies and clinical trial management, statistics and analysis, regulatory affairs, medical advisory, market research, formulation development, chemistry, manufacturing and control activities, other drug development functions, legal, auditing, financial advisory, and investor relations. Notable’s growth strategy may also entail expanding Notable’s group of contractors or consultants to implement these and other tasks going forward. Because Notable relies on numerous consultants to outsource many key functions of Notable’s business, Notable will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if Notable is unable to effectively manage Notable’s outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, Notable’s clinical trials may be extended, delayed or terminated, and Notable may not be able to obtain regulatory approval for Notable’s drug candidate or otherwise advance Notable’s business. There can be no assurance that Notable will be able to manage Notable’s existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If Notable is not able to effectively expand Notable’s organization by hiring new employees and expanding Notable’s groups of consultants and contractors, Notable may be unable to successfully implement the tasks necessary to further develop and commercialize Notable’s drug candidates and, accordingly, may not achieve Notable’s research, development and commercialization goals.

Disruptions to Notable’s information technology systems, including future cyber-attacks and security breaches, and the costs of maintaining secure and effective information technology systems could negatively affect Notable’s business and results of operations.

The efficient operation of Notable’s businesses is highly dependent on computer hardware and software systems, including Notable’s customized information technology systems that form Notable’s PPMP. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. Notable relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on Notable’s information systems, and continue to invest in maintaining and upgrading these systems and applications to ensure risk is controlled. Regardless of Notable’s efforts to maintain and upgrade Notable’s cyber security systems, there can be no assurance that Notable will not suffer an intrusion, that unauthorized parties will not gain access to confidential or personal information, or that any such incident will be discovered promptly. The techniques used by criminals to obtain unauthorized access to sensitive data change frequently and often are not recognized until launched against a target, and Notable may be unable to anticipate these techniques or implement adequate preventative measures. The failure to promptly detect, determine the extent of and appropriately respond to a significant data security breach could have a material adverse impact on Notable’s business, financial condition and results of operations. In addition, the unavailability of the information systems or failure of these systems to perform as anticipated for any reason, including a major disaster or business interruption resulting in an inability to access data stored in these systems or sustain the data center systems necessary to support functions to meet Notable’s needs, and any inability to respond to, or recover from, such an event, could disrupt Notable’s business and could result in decreased performance and increased overhead costs, causing Notable’s business and results of operations to suffer.

Additionally, Notable’s operations involve the receipt and storage of sensitive data, including personal information about Notable’s employees and proprietary business information of ours and Notable’s vendors. Notable may also share information with vendors that assist Notable in conducting Notable’s business, as required by law, with the permission of the individual or as permitted under applicable privacy policies.

Despite the utilization of information security measures, Notable cannot be certain that all of Notable’s IT systems or the IT systems of Notable’s vendors are or will be able to prevent, contain or detect any future cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, Notable may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to Notable’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving Notable’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, Notable may be adversely affected by claims from persons participating in Notable’s clinical trials, stockholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. Notable’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to upgrade, fix or replace Notable’s systems. Notable could also lose credibility with persons participating in Notable’s clinical trials and suffer damage to Notable’s reputation and future sales, if any. In addition, the cost of complying with stricter privacy and information security laws and standards and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and Notable could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

Notable’s failure to successfully acquire, develop and market additional drug candidates could impair Notable’s ability to grow.

As part of Notable’s growth strategy, Notable may evaluate, acquire, license, develop and/or market additional drug candidates and technologies. Notable’s internal research capabilities are limited and Notable may be dependent upon pharmaceutical and biopharmaceutical companies, academic scientists and other researchers to sell or license drug candidates or technologies to Notable. The success of this strategy depends partly upon Notable’s ability to identify, select and acquire promising pharmaceutical drug candidates and technologies. The process of proposing, negotiating and implementing a license or acquisition of a drug candidate is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with Notable for the license or acquisition of drug candidates and technologies. Notable has limited resources to identify and execute the acquisition or in-licensing of potential drug candidates and technologies and to integrate them into Notable’s current infrastructure. Moreover, Notable may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or Notable may fail to realize the anticipated benefits of such efforts. Furthermore, Notable may not be able to acquire the rights to additional drug candidates on terms that Notable finds acceptable, or at all.

In addition, future acquisitions of intellectual property rights may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of Notable’s business and diversion of Notable’s management’s and technical personnel’s time and attention to develop acquired drug candidates or technologies;

●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisition costs;

●	higher than expected acquisition costs; and

●	increased amortization expenses.

Any drug candidate that Notable acquires may require additional development efforts prior to commercial sale or out-licensing, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to risks of failure typical of pharmaceutical drug development, including the possibility that a drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, Notable cannot provide assurance that any drugs that Notable may develop or approved drugs that Notable may acquire will be manufactured profitably or achieve market acceptance.

Notable has obtained statistical data, market data and other industry data and forecasts used throughout this report from market research, publicly available information and industry publications which Notable believes are reliable but have not been verified by any third party.

This report contains estimates, projections and other information concerning Notable’s industry, Notable’s business and the markets for Notable’s drug candidates, including data regarding the estimated size of such markets and the incidence of certain medical conditions. Notable obtained the industry, market and similar data set forth in this report from Notable’s internal estimates and research and from academic and industry research, publications, surveys and studies conducted by third parties, including governmental agencies. In some cases, Notable does not expressly refer to the sources from which this data is derived. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. While Notable believes Notable’s internal research is reliable, such research has not been verified by any third party.

Risks Related to Notable’s Incorporation in Israel

Your rights and responsibilities as Notable’s shareholder will be governed by Israeli law, which may differ in some respects from the rights and responsibilities of shareholders of U.S. corporations.

Because Notable is incorporated under Israeli law, the rights and responsibilities of its shareholders are governed by Notable’s articles of association and Israeli law. These rights and responsibilities differ in some material respects from the rights and responsibilities of shareholders of U.S. corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith and in a customary manner in exercising its rights and performing its obligations towards the company and other shareholders and to refrain from abusing its power in the company, including, among other things, in voting at the general meeting of shareholders on certain matters, such as an amendment to the company’s articles of association, an increase of the company’s authorized share capital, a merger of the company and approval of related party transactions that require shareholder approval. A shareholder also has a general duty to refrain from discriminating against other shareholders. In addition, a controlling shareholder or a shareholder who knows that it possesses the power to determine the outcome of a shareholder vote or to appoint or prevent the appointment of an officer of the company has a duty to act in fairness towards the company with regard to such vote or appointment. However, Israeli law does not define the substance of this duty of fairness. There is limited case law available to assist Notable in understanding the nature of this duty or the implications of these provisions. These provisions may be interpreted to impose additional obligations and liabilities on Notable’s shareholders that are not typically imposed on shareholders of U.S. corporations.

Provisions of Israeli law and Notable’s amended and restated articles of association could make it more difficult for a third party to acquire Notable or increase the cost of acquiring Notable, even if doing so would benefit Notable’s shareholders.

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

Further, Israeli tax considerations may make potential transactions undesirable to Notable or to some of its shareholders whose country of residence does not have a tax treaty with Israel granting tax relief to such shareholders from Israeli tax. For example, Israeli tax law does not recognize tax-free share exchanges to the same extent as U.S. tax law. With respect to mergers, Israeli tax law allows for tax deferral in certain circumstances but makes the deferral contingent on the fulfillment of a number of conditions, including, in some cases, a holding period of two years from the date of the transaction during which sales and dispositions of shares of the participating companies are subject to certain restrictions. Moreover, with respect to certain share swap transactions, the tax deferral is limited in time, and when such time expires, the tax becomes payable even if no disposition of the shares has occurred.

Certain U.S. shareholders may be subject to adverse tax consequences if Notable is characterized as “Controlled Foreign Corporation.”

Each “Ten Percent Shareholder” in a non-U.S. corporation that is classified as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s “Subpart F income” and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A “Ten Percent Shareholder” is a U.S. person (as defined by the Code), who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain.

Notable does not believe that it was a CFC for the taxable year ended December 31, 2022, or that Notable is currently a CFC. It is possible, however, that a shareholder treated as a U.S. person for U.S. federal income tax purposes will acquire, directly or indirectly, enough shares to be treated as a Ten Percent Shareholder after application of the constructive ownership rules and, together with any other Ten Percent Shareholders of the company, cause Notable to be treated as a CFC for U.S. federal income tax purposes. Notable believes that certain of its shareholders are Ten Percent Shareholders for U.S. federal income tax purposes. Holders should consult their own tax advisors with respect to the potential adverse U.S. federal income tax consequences of becoming a Ten Percent Shareholder in a CFC.

Notable is expected to be classified as a PFIC in the 2023 taxable year, and its U.S. shareholders may suffer adverse tax consequences as a result.

Generally, if, for any taxable year, at least 75% of Notable’s gross income is passive income, or at least 50% of the value of Notable’s assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, Notable would be characterized as a PFIC for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. If Notable is characterized as a PFIC, Notable’s U.S. shareholders may suffer adverse tax consequences, including having gains realized on the sale of Notable Ordinary Shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on Notable Ordinary Shares by individuals who are U.S. Holders, and having interest charges apply to distributions by Notable and the proceeds of share sales.

Because PFIC status depends on the composition of Notable’s income and the composition and value of its assets (which may be determined in part by reference to the market value of Notable Ordinary Shares, which may be volatile) from time to time, there can be no assurance that Notable will not be considered a PFIC for any taxable year. Notable is not expected to be a PFIC for its 2021 or 2022 taxable year and Notable is expected to be a PFIC for the current taxable year. However, the determination of whether Notable is a PFIC is a fact-intensive determination made on an annual basis applying principles and methodologies that in some circumstances are unclear and subject to varying interpretation. As Notable’s PFIC status depends on the composition of its income and the composition and value of its assets (which may be determined in part by reference to the market value of Notable Ordinary Shares, which may be volatile) between the start and end of Notable’s current taxable year, Notable cannot conclusively determine its current PFIC status at this time and there can be no assurance that Notable’s determination of its PFIC status set forth above will not be challenged by the IRS.

Potential political, economic and military instability in the State of Israel, where some of Notable’s consultants are located, may adversely affect Notable’s results of operations.

Notable is incorporated under Israeli law and some of Notable’s consultants who are involved with its financial and accounting operations are located in the State of Israel. Accordingly, political, economic and military conditions in Israel directly affect Notable’s business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries.

Any hostilities involving Israel, or a significant downturn in the economic or financial condition of Israel, could affect adversely Notable’s operations. Since October 2000, there have been increasing occurrences of terrorist violence. Ongoing and revived hostilities, including the hostilities that began in October 2023, or other Israeli political or economic factors could harm Notable’s operations.

The tax benefits that are available to Notable if and when it generates taxable income require it to meet various conditions and may be prevented or reduced in the future, which could increase Notable’s costs and taxes.

If and when Notable generates taxable income, it would be eligible for certain tax benefits provided to “Benefited Enterprises” under the Israeli Law for the Encouragement of Capital Investments, 1959, as amended (the “Investment Law”). In order to remain eligible for the tax benefits for “Benefited Enterprises” Notable must continue to meet certain conditions stipulated in the Investment Law and its regulations, as amended. In addition, Notable informed the Israeli Tax Authority of its choice of 2012 as a “Benefited Enterprise” election year, all under the Investment Law. The benefits available to Notable under this tax regulation are subject to the fulfillment of conditions stipulated in the regulation. Further, in the future these tax benefits may be reduced or discontinued. If these tax benefits are reduced, cancelled or discontinued, Notable’s Israeli taxable income would be subject to regular Israeli corporate tax rates. The standard corporate tax rate for Israeli companies is 23% for 2018 and thereafter. Additionally, if Notable increases its activities outside of Israel through acquisitions, for example, its expanded activities might not be eligible for inclusion in future Israeli tax benefit programs.

Risks Related to Ownership of Ordinary Shares of Notable

The market price of Notable Ordinary Shares may be highly volatile, and you may not be able to resell your shares at the purchase price.

An active trading market for Notable Ordinary Shares may not be available. You may not be able to sell your shares quickly or at the market price if trading in Notable Ordinary Shares is not active.

The market price of Notable Ordinary Shares has been and is likely to remain volatile. Notable’s share price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	a slowdown in the healthcare industry or the general economy;

●	inability to obtain adequate supply of the components for any of Notable’s products, or inability to do so at acceptable prices;

●	failure to successfully develop and commercialize Notable’s product candidates;

●	failure to obtain additional funding;

●	performance of third parties on whom Notable may rely, including for the manufacture of the components for its product, including their ability to comply with regulatory requirements;

●	the results of Notable’s current and any future clinical trials of its product candidates;

●	unanticipated or serious safety concerns related to the use of any of Notable’s products;

●	adverse regulatory decisions;

●	the entry into, or termination of, key agreements, including key commercial partner agreements;

●	the initiation of, material developments in or conclusion of litigation to enforce or defend any of Notable’s intellectual property rights or defend against the intellectual property rights of others;

●	announcements by Notable, commercial partners or competitors of new products or product enhancements, clinical progress or the lack thereof, significant contracts, commercial relationships or capital commitments;

●	competition from existing technologies and products or new technologies and products that may emerge;

●	the loss of key employees;

●	disputes or other developments relating to proprietary rights, including patents, litigation matters and Notable’s ability to obtain patent protection for Notable’s licensed and owned technologies;

●	changes in estimates or recommendations by securities analysts, if any, who cover Notable’s ordinary shares;

●	the perception of the biopharmaceutical industry by the public, legislatures, regulators and the investment community;

●	sales of Notable’s ordinary shares by Notable or its stockholders in the future;

●	general and industry-specific economic conditions that may affect Notable’s research and development expenditures;

●	the low trading volume and the high proportion of shares held by affiliates;

●	changes in the listing status of Notable’s securities on Nasdaq;

●	changes in the structure of health care payment systems; and

●	period-to-period fluctuations in Notable’s financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of Notable’s ordinary shares.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm Notable’s profitability and reputation.

There has been limited trading volume for Notable Ordinary Shares.

Even though Notable Ordinary Shares have been listed on Nasdaq, there has been limited liquidity in the market for the Notable Ordinary Shares, which could make it more difficult for holders to sell their Notable Ordinary Shares. There can be no assurance that an active trading market for Notable Ordinary Shares will be sustained. In addition, the stock market generally has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. Broad market and industry factors may negatively affect the market price of Notable Ordinary Shares, regardless of its actual operating performance. The market price and liquidity of the market for Notable Ordinary Shares that will prevail in the market may be higher or lower than the price you pay and may be significantly affected by numerous factors, some of which are beyond Notable’s control.

Notable’s principal shareholders own a significant percentage of its shares and will be able to exert significant control over matters subject to shareholder approval.

As of November 7, 2023, to the best of Notable’s information, its directors, officers, 5% shareholders and their respective affiliates beneficially owned approximately 48% of Notable’s outstanding voting shares. Therefore, these shareholders have the ability to influence Notable through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, if they were to act together, may be able to control elections of directors, amendments of Notable’s organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Notable Ordinary Shares that you may believe are in your best interest as one of Notable’s shareholders.

Notable does not intend to pay dividends on Notable Ordinary Shares in the foreseeable future, so any returns will be limited to the value of its shares.

Notable has never declared or paid any cash dividends on its share capital. Notable currently anticipates that it will retain future earnings for the development, operation and expansion of its business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the appreciation of their shares. In addition, Israeli law limits Notable’s ability to declare and pay dividends and may subject Notable’s dividends to Israeli withholding taxes. Furthermore, Notable’s payment of dividends (out of tax-exempt income) may retroactively subject it to certain Israeli corporate income taxes, to which Notable would not otherwise be subject.

If equity research analysts do not publish research reports about Notable’s business or if they issue unfavorable commentary or downgrade Notable Ordinary Shares, the price of Notable Ordinary Shares could decline.

The trading market for Notable Ordinary Shares relies in part on the research and reports that equity research analysts publish about Notable and its business. The price of Notable Ordinary Shares could decline if it does not obtain research analyst coverage, or one or more securities analysts downgrade the Notable Ordinary Shares, or if those analysts issue other unfavorable commentary or expectations that Notable is unable to meet or cease publishing reports about Notable or its business.

Notable will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

Notable will incur significant legal, accounting, and other expenses that Notable did not incur as a private company, including costs associated with public company reporting requirements. Notable will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and Nasdaq. These rules and regulations are expected to increase Notable’s legal and financial compliance costs and to make some activities more time-consuming and costly. For example, Notable’s management team will consist of the executive officers of Notable prior to completion of the merger, some of whom may not have previously managed and operated a public company. These executive officers and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it difficult and expensive for Notable to obtain directors and officers liability insurance. As a result, it may be more difficult for Notable to attract and retain qualified individuals to serve on Notable’s board of directors or as executive officers of Notable, which may adversely affect investor confidence in Notable and could cause Notable’s business or stock price to suffer. Further, Notable may need to add additional experience and personnel to support its public company operations. The loss of any existing personnel in these areas or Notable’s inability to achieve or manage such expansion effectively may result in weaknesses in its infrastructure and Notable’s business, financial condition and results of operations may be materially adversely affected.

Anti-takeover provisions in Notable’s charter documents could make an acquisition of Notable more difficult.

Provisions in Notable’s articles of association and memorandum of association may delay or prevent an acquisition. The Companies Law allows Notable to create and issue shares having rights different from the ordinary shares, including shares providing certain preferred rights with respect to voting, distributions or other matters and shares having preemptive rights. No preferred shares are currently authorized under Notable’s amended and restated articles of association. In the future, if Notable were to authorize, create and issue a specific class of preferred shares, such class of shares, depending on the specific rights that may be attached to it, may have the ability to frustrate or prevent a takeover or otherwise prevent Notable’s shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization and designation of a class of preferred shares will require an amendment to Notable’s amended and restated articles of association, which requires the prior approval of the holders of a majority of the voting power attaching to Notable’s issued and outstanding shares at a general meeting.

Notable is expected to take advantage of reduced disclosure and governance requirements applicable to smaller reporting companies, which could result in its ordinary shares being less attractive to investors.

Notable has annual revenues below $100 million and a public float of less than $700 million and therefore will continue to qualify as a smaller reporting company under the rules of the SEC. As a smaller reporting company, Notable will be able to take advantage of reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements in its SEC filings. Decreased disclosures in Notable’s SEC filings due to its status as a smaller reporting company may make it harder for investors to analyze its results of operations and financial prospects. d Notable cannot predict if investors will find Notable’s ordinary shares less attractive if it relies on these exemptions. If some investors find its ordinary shares less attractive as a result, there may be a less active trading market for its ordinary shares and its stock price may be more volatile. Notable may take advantage of the reporting exemptions applicable to a smaller reporting company until it is no longer a smaller reporting company. Notable would continue to be a smaller reporting company if Notable has (i) less than $250 million in market value of its shares held by non-affiliates as of the last business day of its second fiscal quarter or (ii) less than $100 million of annual revenues in its most recent fiscal year completed before the last business day of its second fiscal quarter and a market value of its shares held by non-affiliates of less than $700 million as of the last business day of its second fiscal quarter.

Notable’s failure to meet the continued listing requirements of the Nasdaq could result in a delisting of Notable’s ordinary shares.

If Notable fails to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist Notable’s ordinary shares. Such a delisting would likely have a negative effect on the price of Notable’s ordinary shares and would impair your ability to sell or purchase Notable’s ordinary shares when you wish to do so. In the event of a delisting, Notable can provide no assurance that any action taken by Notable to restore compliance with listing requirements would allow Notable’s ordinary shares to become listed again, stabilize the market price or improve the liquidity of Notable’s ordinary shares, prevent Notable’s ordinary shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Notable’s management has limited public company experience. As a result of being a public company, Notable will be subject to additional regulatory compliance requirements which must be managed efficiently for Notable to operate effectively.

Notable has never operated as a public company and will incur significant legal, accounting and other expenses that are not incurred by private company. The individuals who will constitute Notable’s management team have limited experience managing a publicly-traded company, and limited experience complying with the increasingly complex and changing laws pertaining to public companies. Notable’s management team and other personnel will need to devote a substantial amount of time to compliance, and Notable may not effectively or efficiently manage its transition into a public company.

Notable could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for Notable, because biotechnology and pharmaceutical companies have experienced significant stock price volatility in recent years. If Notable faces such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm Notable’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1¥	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

NOTABLE LABS, LTD.

Date: November 14, 2023	By:	/s/ Thomas Bock
	Name:	Thomas Bock
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Scott A. McPherson
	Name:	Scott A. McPherson
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

