Form 10-K
period 2023-12-31
Notable Labs, Ltd.
filed 2024-04-11
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code (415) 851-2410

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, par value NIS 0.35 per share	NTBL	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant, based on the closing price of the ordinary shares on the Nasdaq Capital Market was approximately $15.8 million.

The number of registrant’s ordinary shares outstanding as of March 29, 2024 was 9,018,261.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement filed with the Securities and Exchange Commission on February 16, 2024, are incorporated by reference in Part III of this Report. Except as expressly incorporated by reference, the Registrant’s Proxy Statement shall not be deemed to be part of this Form 10-K.

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

PART I

Item 1.	BUSINESS

On October 16, 2023, pursuant to the previously announced Agreement and Plan of Merger, dated February 22, 2023, (the “Merger Agreement”), by and among Notable Labs, Ltd., an Israeli corporation previously known as Vascular Biogenics, Ltd. (the “Company”), Vibrant Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Notable Labs, Inc., a Delaware corporation previously known as Notable Labs, Inc. (“Notable”), Merger Sub was merged with and into Notable, with Notable continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company (the “Merger”). In this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” “our company” and “Notable” refer to Notable Labs, Ltd. and its subsidiaries. References to “VBLT” refer to Vascular Biogenics, Ltd. prior to the Merger. For more information on the merger, see “Business - Notable Background and Corporate History – Merger” below.

Business Overview

Notable is a clinical-stage platform therapeutics company developing predictive precision medicines for patients with cancer. Through its proprietary Predictive Precision Medicines Platform or PPMP, Notable bio-simulates a patient’s cancer treatment ex vivo (outside of the body) and seeks to precisely predict whether or not an individual patient will clinically respond to their actual treatment. In four independent clinical validation trials with recognized medical centers, PPMP predicted responders with 83-100% precision. To pursue improved medical outcomes compared to traditional precision medicines, PPMP does not depend on genetic or other biomarkers. Instead, PPMP generates multi-dimensional measures of biological response of cells to drugs and then integrates and translates these data by computational algorithms into a patient response predictor.

PPMP is designed to enable Notable to identify and select patients expected to be clinically responsive prior to the initiation of their treatment and potentially enable fast-track therapeutic development in this patient population. Notable utilizes its PPMP to evaluate investigational compounds for in-licensing and development or co-development that have shown clinical activity, with the goal of improving patient response and the success, speed and value of developing these compounds, compared with traditional drug development.

Using PPMP, Notable targets in-licensing assets that have already demonstrated compelling clinical activity but have been abandoned because the activity was limited to a subset of 10% to 30% of treated patients, a likely hurdle to successful development, regulatory approval, and commercialization. Notable has screened and evaluated hundreds of assets on its PPMP platform, and for many of these assets, believes it can predict with relatively high precision which patients will clinically respond. This provides Notable with the opportunity to selectively enroll predicted responders into clinical trials, and thus to fast-track development of these assets selectively in clinical responders delivering higher response rates.

Notable is seeking to create a growing portfolio of predictive precision medicines using its PPMP. PPMP has already guided Notable in the selection of its first two candidate predictive precision medicines, two clinical-stage candidates for development in platform-predicted responders with acute myeloid leukemia (“AML”). Notable’s lead asset derived from PPMP is Volasertib, a polo like kinase 1 (“PLK1”) inhibitor proven to induce cell cycle arrest and apoptosis in various cancer cells. Notable expects to initiate a Phase 2 trial evaluating Volasertib in adult AML in the second quarter of 2024, which includes a dose optimization prelude targeting 6 patients. The results of these first 6 patients are expected in the fourth quarter of 2024, and the enrollment of the first PPMP-predicted responder is expected in the same quarter. In addition, Notable is co-developing, with CicloMed LLC (“CicloMed”), Fosciclopirox for patients with AML. This co-development partnership resulted from a successful pre-clinical application of PPMP for Fosciclopirox. Notable is also using PPMP to identify additional compelling assets for in-licensing and fast-tracking additional assets as it builds out its development pipeline.

By continually advancing and expanding the reach of the PPMP across patient segments, diseases and predicted medical outcomes, Notable aims to be the leader in predictive precision medicine and revolutionize the way in which patients seek and receive treatments that are most likely to work best for them – with major impact for patients and the healthcare community.

Predictive Precision Medicines Platform (“PPMP”)

Overview

Notable’s proprietary PPMP is a diagnostic platform that predicts – before treatment — an individual patient’s clinical response to a given treatment or treatment combination by measuring the biological response of the patient’s cancer and normal cells to that treatment or treatment combination ex vivo. Notable’s PPMP has been developed exclusively by teams of internal biologists, engineers and data scientists and, while currently fully functional, continues to evolve and improve, both from an efficiency as well as a predictive performance perspective.

Since Notable’s PPMP measures the cellular and cell-functional response of cancer cells to a treatment, it does not depend on and is not constrained by genetic biomarkers as opposed to traditional precision medicines that are designed to target a genetic mutation. For each patient sample analyzed, Notable’s PPMP produces a binary result - predicted responder or predicted non-responder. In four independent collaborative studies in collaboration with recognized academic institutions, Notable’s PPMP platform has demonstrated an 83-100% predictive precision (also referred to as, positive predictive value (“PPV”)), in identifying clinically responding patients. A predictive precision of 83-100% means that if a clinical trial selectively enrolled predicted responders, the study can be expected to yield an 83-100% response rate. In addition, Notable’s PPMP predicted the clinical outcome of a fosciclopirox Phase 2a trial with 100% accuracy.

Notable’s strategic focus is to acquire treatments that have already shown compelling efficacy through other companies, but only in a 10-30% patient subset that other companies could not further enrich, deemed not suitable for their portfolio, and therefore declined to pursue further development. Using its proprietary PPMP, Notable targets and tests these compelling yet abandoned assets on its platform, and if its PPMP has been shown to identify this patient subset, in- licenses these compounds and fast-tracks their remaining development selectively for these patients. Using this strategy, Notable is seeking to particularly improve patient outcomes for patients with the highest medical needs (e.g., response rates of 0-50% by current standard of care).

Notable’s PPMP combines the power of biology with the power of technology, including engineering, digital technology, and computational data science. Instead of focusing on one genetic pathway or one other feature, PPMP measures the ex vivo biological response of cancer and normal cells to drugs across many signals and dimensions. Hundreds of thousands of data points per patient sample are then integrated and translated by computational algorithms into a patient response predictor that describes whether a patient is likely to respond to their actual treatment. Notable’s PPMP has been designed as a high-throughput, automated platform that enables virtuous learning cycles and continuous optimization, patient sample by patient sample. Notable’s laboratory is accredited by the College of American Pathologies (“CAP”).

For patients and physicians, the use of Notable’s PPMP is simple: A blood or bone marrow sample containing cancer cells and normal cells is shipped to Notable and is co-processed with a given drug or drugs under its optimized proprietary conditions. PPMP measures the differential behavior and response of the patient’s cancer cells versus normal cells down to the single cell level, and computational algorithms translate those hundreds of thousands of data points into a patient response predictor. PPMP establishes a patient’s predicted response within 3-5 days from sample receipt, and thus, within a clinically actionable timeframe.

Notable’s continuously growing data repository includes over 190 billion lines of data derived from the analysis of patients’ tissue, blood samples and clinical outcomes. This data repository is comprised entirely of internally generated data sets at single-cell resolution. It has been optimized over years of automated high-throughput screening and virtuous learning cycles. This proprietary data repository is Notable’s digital backbone and drives its strategy of expanding its platform capabilities from disease to disease and additional predicted medical outcomes.

Clinical Validation of PPMP

To date, Notable has conducted four clinical validation trials in collaboration with leaders in the field of hematology at globally recognized university hospitals. These studies assessed PPMP’s performance across several different blood cancers and multiple standard-of-care treatment options. The study designs, patient numbers, and standard of care therapies tested are summarized in the figure below.

All of the studies share a similar design:

●	Patients are enrolled into the study immediately prior to receiving treatment;
●	A baseline sample of peripheral blood or bone marrow is obtained and patient responses are assessed ex vivo on the Notable PPMP platform;
●	Patients then receive treatment and the outcome of that treatment (response or no response) is then compared to the predicted outcome as obtained from the platform.

The performance of a predictive diagnostic test such as PPMP can be quantified using a variety of parameters, including sensitivity, specificity, overall accuracy, negative predictive value and positive predictive value. Because the ultimate intended use of the PPMP is to select patients most likely to respond to a given treatment, Notable believes the most relevant performance parameter is PPV. PPV is calculated as the percent of patients who achieved a clinical response to their actual treatment (actual clinical responders) among all patients with a positive patient response score on PPMP (PPMP-predicted responders). For example, a PPV of 50% means that, of all patients in a cohort predicted to respond based on PPMP results, 50% did clinically respond to their actual treatment. It should be noted that clinical response to therapy does not necessarily result in long-term cure of disease.

Results of studies conducted in hematologic disorders

Myelodysplastic Syndromes (MDS)

In collaboration with Stanford University, Notable conducted a clinical validation study to evaluate the performance of its PPMP in predicting treatment response in high-risk MDS patients. The study collected samples from September 2016 to March 2019 and encompassed various drug treatments for MDS. At the time of the study, 5-azacitidine and decitabine were FDA-approved treatments for MDS, while all other therapies, including clofarabine and cytarabine, bortezomib and dexamethasone, and 5-azacitidine and venetoclax were being investigated. Clinical response was evaluated using the international Working Group 2006 response criteria in MDS, defining response as complete remission (“CR”) and partial remission (“PR”). Peripheral blood and bone marrow were collected from patients immediately prior to treatment decision, and patient responsiveness to a panel of up to 74 single therapeutic agents and up to 36 therapeutic combinations were assessed on Notable’s PPMP. Clinical outcomes after treatment were assessed by Stanford physicians and compared to predicted outcomes based on PPMP. A total of 21 patients met all study requirements and were included in the overall analysis. Overall, Notable’s PPMP demonstrated a PPV of 100%, meaning that every patient the PPMP predicted would respond to their physician-selected treatment actually demonstrated a clinical response to the treatment. To achieve a more robust estimate of the predictive precision for the PPMP, bootstrapping, a statistical resampling technique, was utilized to simulate patient data, yielding a PPV of 92% [95% CI = 0.69-1.0]. Bootstrapping is a statistical procedure that resamples a single data set to create many simulated samples. This process allows for the calculation of standard errors (how far the sample average is from the likely population average) and confidence intervals (“CI”) (the range of average performance that 95% of bootstrapped simulations fall in).

Adult AML

In collaboration with MD Anderson Cancer Center, Notable conducted a clinical validation study examining the performance of its PPMP in predicting response to the standard-of-care treatment combination of venetoclax plus decitabine in AML patients. The study collected samples between August 2018 to February 2021 from patients receiving a combination of decitabine and venetoclax. Although this combination was not FDA-approved at the study’s onset, FDA approval for AML treatment was obtained one month later. Clinical response was evaluated using 2017 European LeukemiaNet (“ELN”) AML response criteria, defining response as CR and CR with incomplete count recovery (“Cri”). Peripheral blood was collected from patients prior to treatment, and patient responsiveness to the combination treatment was assessed on PPMP. Clinical response after a patient’s actual treatment was assessed and compared to PPMP-predicted response. A total of 9 patients met all study requirements and were included in the overall analysis. Overall, based on internal studies Notable’s PPMP demonstrated PPV of 83%, meaning that 83% of patients that the PPMP predicted would respond to their treatment did achieve a clinical response to the actual treatment. Bootstrapping sampling techniques yielded a PPV of 80% [95% CI = 0.5-1.0].

In an additional collaboration with Washington University, a clinical validation study examined the performance of PPMP in predicting response to two different standard-of-care treatment combinations: venetoclax plus decitabine or cytarabine plus idarubicin in AML patients. The study collected samples between March 2020 to June 2022 from patients receiving either cytarabine and idarubicin or decitabine and venetoclax. This ongoing study continues to recruit patients. Clinical response was evaluated using 2017 ELN AML response criteria, defining response as CR, Cri, and morphologic leukemia-free state. Peripheral blood was collected from patients prior to treatment, and patient responsiveness to the combination treatment was assessed on Notable’s PPMP. Clinical outcome after the patients’ actual treatment was evaluated and compared to the PPMP-predicted response.

For the group receiving venetoclax plus decitabine, a total of 13 patients met all study requirements and were included in the overall analysis. Overall, Notable’s PPMP demonstrated a PPV of 100%, meaning that all patients that the PPMP predicted would respond to their treatment combination did achieve a clinical response to the actual treatment. Bootstrapping sampling techniques yielded a PPV of 86% [95% CI = 0.63-1.00].

For the group receiving cytarabine plus idarubicin, a total of 18 patients met all study requirements and were included in the overall analysis. Overall, Notable’s PPMP demonstrated a PPV of 100%, meaning that all patients that the PPMP predicted would respond to this treatment combination did achieve a clinical response to their actual treatment. Bootstrapping sampling techniques yielded a PPV of 100% [95% CI = 1.0-1.0].

Pediatric AML

In collaboration with Texas Children’s Hospital, Notable conducted a clinical validation study examining the performance of PPMP in predicting response to the standard-of-care treatment, the triple combination of cytarabine, daunorubicin, and etoposide (“ADE”) in pediatric The study collected samples from September 2015 to October 2020. Patients in the study were treated with conventional chemotherapy comprised of ADE with or without atovaquone, which was under investigation through a clinical trial (NCT03568994). Clinical response was evaluated based on 1-year relapse free survival (“RFS”) or minimal residual disease (“MRD”) being less than 1%. RFS represents the duration after treatment during which a patient remains free of disease and MRD refers to the small number of residual cancer cells post-treatment. AML patients. Peripheral blood and bone marrow were collected from patients prior to treatment, and patient responsiveness to the combination treatment was assessed on PPMP and compared to minimal residual disease (MRD) negativity or 1-year relapse-free survival; these clinical outcome measures are associated with durability of treatment. MRD and 1-year relapse-free survival were compared to predicted outcome based on PPMP.

For MRD negativity as an outcome, a total of 13 patients met all study requirements and were included in the overall analysis. Overall, Notable’s PPMP yielded a PPV of 100%, meaning that all PPMP-predicted responders did achieve MRD negativity in response to their actual treatment. Bootstrapping sampling techniques yielded a PPV of 100% [95% CI = 1.0-1.0].

For 1-year relapse-free survival as an outcome, a total of 13 patients met all study requirements and were included in the overall analysis. Overall, Notable’s PPMP demonstrated a PPV of 90% [95% CI = 0.9-1.0], meaning that 90% of PPMP-predicted responders did achieve 1-year relapse-free survival in response to their actual treatment. Bootstrapping sampling techniques yielded a PPV of 99% [95% CI = 0.9-1.0].

Complementary and Companion Diagnostic Tests

By identifying and validating which patients and patient segments respond or do not respond to available standard of care treatments – disease by disease – Notable is planning to expand its platform across liquid and solid tumors, and potentially beyond cancer. The continuously increasing understanding of individual patient populations, their predicted response to available and investigational treatments, and their unmet medical needs (e.g., patients without effective treatment options) can be expected to deliver proprietary intelligence and complementary diagnostics to fuel Notable’s targeted drug in-licensing and development strategy.

For example, having identified patient populations with high unmet needs (e.g., if less than 30% of patients respond to available standard of care treatments), enables a PPMP-based pursuit and in-licensing of investigational treatments for these patients and a focus on serving patients with highest medical needs through treatments with the greatest predicted medical and commercial impact.

In such a clinical development program for a predictive precision medicine, Notable’s platform is applied as a companion diagnostic guiding patient selection for patient enrollment and treatment.

Therapeutic Product Development

Volasertib

As described above, Notable’s business strategy is focused on the in-licensing and development of – often abandoned or shelved — therapeutic assets that have already shown compelling clinical activity in approximately 10-30% of patients who PPMP can be utilized to identify. Volasertib had been developed by Boehringer Ingelheim (“BII”) and has been clinically investigated through several trials in both solid tumor indications as well as in AML.

Background and Clinical Experience with Volasertib

In 2021, Notable obtained worldwide development and commercialization rights to Volasertib from Oncoheroes Biosciences Inc. (“Oncoheroes”), a Boston-based biotechnology company focused on advancing new therapies for childhood cancers. Volasertib is a PLK-1 inhibitor with demonstrated activity in AML and other tumor types, including solid tumors, with significant unmet medical need. Building on the performance of Volasertib on PPMP, which has been and is an important and proprietary step during Notable’s in-licensing decision making, Notable will leverage its PPMP with the goal to identify and select Volasertib-responsive patients prior to their treatment and enable Notable to potentially increase response rates and fast-track Volasertib’s clinical development in this patient population.

NCT0080485, a Phase 2 study in 87 AML patients conducted in European and US hematology centers, yielded CR plus Cri rates of 31.0% by the treatment of Volasertib plus low-dose cytarabine (V+LDAC) vs 13.3% by LDAC treatment alone, indicating that the addition of Volasertib to LDAC improved the response rate compared to low-dose cytarabine (“LDAC”) monotherapy. Median event-free survival was significantly prolonged by V+LDAC compared with LDAC (5.6 vs 2.3 months; hazard ratio, 0.57; 95% confidence interval, 0.35-0.92; P=.021); median overall survival was 8.0 vs 5.2 months, respectively (hazard ratio, 0.63; 95% confidence interval, 0.40-1.00; P=.047). With respect to toxicity, serious adverse events (CTCAE grade 3-5) were noted as follows: febrile neutropenia (fever and /or illness due to depressed white blood cell count) occurred in 23 patients (54.8%) for V+LDAC and 7 patients (15.6%) for LDAC. Infections (bacterial or viral in nature) and infestations (parasitic in nature) occurred in 20 patients (47.6%) for V+LDAC and 10 patients (22.2%) for LDAC (2,3).

In NCT01721876, a follow-up Phase 3 study in 666 AML patients with centers conducted across the world, however, the proportion of patients who achieved an overall response was 27.7% (V+LDAC) compared to 17.1% Placebo + LDAC (“P+LDAC”), suggesting that there was a Volasertib-mediated benefit in a subset of patients even if this difference did not achieve statistical significance. With respect to toxicity, AEs leading to death (grade 5) were reported with a higher frequency in the V+LDAC arm (31.2%) compared to the P+LDAC arm (18.0%), potentially driven by a higher incidence of infections and infestations in the V+LDAC arm (17.1% versus 6.3%). With respect to toxicity, Serious adverse events (CTCAE grade 3-5) were noted as follows: febrile neutropenia occurred in 258 patients (58.8%) for V+LDAC and 63 patients (28.4%) for P+LDAC. Infections and infestations occurred in 255 patients (58.1%) for V+LDAC and 85 patients (38.3%) for P+LDAC.

An additional seven early-stage trials were conducted, primarily in solid tumors including urothelial, ovarian and non-small cell lung cancers. The results of these trials demonstrated that Volasertib was generally well-tolerated. With respect to toxicity, serious adverse events in Volasertib-treated patients were noted as follows: neutropenia occurred in 55 patients (29.2%), anemia (decreased red blood cell production) occurred in 16 patients (8.5%), thrombocytopenia (decrease platelet production) occurred in 19 patients (10.1%), and leukopenia (decreased leukocyte production) occurred in 9 patients (4.8%).

In addition, BI initiated a Compassionate Use Program in 2015 for patients treated with Volasertib. In this program, as of November, 2021, seven patients are still treated with and respond to long-term treatment with Volasertib.

While leveraging BI’s Volasertib dataset and years of pre-clinical and clinical development, Notable will redesign Volasertib’s late-stage re-development program with the goal of increasing the clinical response rate and outcomes (by using Notable’s PPMP) and improving Volasertib’s tolerability (by enhanced patient management in line with BI’s conclusions from its post hoc phase 3 analysis):

To maximize clinical tolerability (reduce myelosuppression and infections) and thus Volasertib’s therapeutic index and trial success, Notable plans to enhance the design of Volasertib clinical trials beyond using PPMP to select patients likely to respond. Notable’s planned enhancements are:

-	Tailored dosing: a 350 mg intravenous Volasertib dose was applied in the AML Phase 2 and 3 clinical trials irrespective of the patients’ body weight/body surface. BI’s post-hoc analysis showed that lighter patients were overdosed with this 350 mg dose, resulting in higher toxicity. Notable plans on using a tailored dose, adjusted for the patients’ weight/body surface.
-	Infection control: It can be concluded that a substantial proportion of the lethal infections could have been prevented with appropriate precautions and protocol-mandated infectious prophylaxis. This might not have been in place in some of the study-participating centers especially in the global phase 3 trial.
-	Combination partner. Volasertib was combined with LDAC in the AML Phase 2 and 3 clinical trials. In alignment with recognized medical experts, Notable may choose a different Volasertib combination partner.

To increase trial efficacy outcomes, Notable will use its PPMP to selectively enroll patients into its trials who are predicted to clinically respond to Volasertib. In order to assess the performance of PPMP in selecting for Volasertib sensitive patients, Notable conducted an ex vivo avatar trial in a prospective patient cohort using its PPMP. An ex vivo avatar trial involves testing drug responsiveness solely ex vivo; with no patients actually receiving the drug. An ex vivo avatar trial can be informative in assessing overall predictive assay performance; any results generated in such a study need to be further validated during actual patient trials before the assay can be defined as predictive. In this study, Notable collected patient samples from 65 AML patients and tested them on PPMP using a locked assay optimized to stratify predicted responders. PPMP predicted that 20 of 65 or approximately 30% of patients in this population would respond to treatment with Volasertib, which reflects the response rate that BI found in its Phase 2 study in AML, consistent with Notable’s belief that its PPMP platform can reliably identify AML patients who will respond to their actual Volasertib treatment in the planned clinical trials. Based on the PPMP results from these 65 patients, Notable predicts that between 50 and 100% of the participants in this trial have the potential to achieve a clinical response to their actual Volasertib treatment. It should be noted that clinical response alone does not necessarily guarantee that volasertib will demonstrate clinical efficacy or that it will prove to be safe as required to receive FDA or similar regulatory approval. The figure below is illustrative and does not reflect results from actual patient testing.

Notable’s development strategy for Volasertib leverages the experience from the four PPMP clinical validation trials and the recent 100% accurate PPMP prediction of a fosciclopirox’s trial outcome as reported in December 2023.

Notable plans to initiate a single-arm, open label Volasertib Phase 2 study in relapse/refractory AML (r/r AML) in the Coming months of 2024. Upon a successful Phase 2 study focused on PPMP-predicted responders to volasertib, Notable plans to initiate a registrational Phase 3 study. From a regulatory perspective, Notable’s use of PPMP as a patient selection tool qualifies PPMP as a companion diagnostic by FDA criteria and will require a Pre-Marketing Approval (“PMA”) submission in concert with any NDA submission for volasertib. Marketing of Volasertib will require approval of both the companion diagnostic PMA submission as well as the Volasertib NDA submission.

Notable anticipates filing an IND in the first quarter of 2024, initiating the Phase 2 program in the second quarter of 2024, delivering the data of a Phase 2 dose optimization prelude targeting six patients in the fourth quarter of 2024, and enrolling the first PPMP-selected patient in the fourth quarter of 2024.

Oncoheroes License Agreement

On October 8, 2021, Notable entered into an Exclusive License Agreement (the “Oncoheroes Agreement,”) with Oncoheroes Biosciences Inc. (“Oncoheroes”), pursuant to which Notable acquired worldwide exclusive development and commercialization rights in the small molecule Volasertib for uses relating to certain types of blood cancers and all other cancers outside the indications retained by Oncoheroes under the Oncoheroes Agreement, which generally comprise indications focused on pediatric solid tumors (the “Licensed Field”). The Licensed Field includes: Acute Lymphoblastic Leukemia; Acute Megakaryocytic Leukemia; Acute Myeloblastic Leukemia; Acute Myelogenous Leukemia; Acute Myeloid Leukemia; Acute Myelomonocytic Leukemia; Acute Promyelocytic Leukemia; Chronic lymphoblastic leukemia; Chronic myelocytic leukemia; Chronic myelogenous leukemia; Chronic myeloid leukemia; Juvenile myelomonocytic leukemia; Hodgkin’s disease; Leukemia; Lymphoma (Anaplastic large cell and Large B cell); and Non-Hodgkin’s Lymphoma. In connection with the Oncoheroes Agreement, as of October 8, 2021, Notable and Oncoheroes entered into a Simple Agreement for Future Equity (“Oncoheroes SAFE”) in the amount of $1,500,000, pursuant to whereby Notable obtained the rights to acquire certain shares of Oncoheroes’ capital stock.

Pursuant to the terms of an Assignment and Licensing Agreement dated August 1, 2019, as amended on April 5, 2020 and October 2021 (the “BII Agreement”), by and between Oncoheroes and Boehringer Ingelheim International GmbH (“BII”), Oncoheroes acquired the certain assigned patents (“Assigned Patents”) and rights to develop and commercialize certain licensed products (“Licensed Products”). Pursuant to the Oncoheroes Agreement, Notable obtained from Oncoheroes the rights and licenses to develop and commercialize the Licensed Products, on the terms and conditions set forth in the Oncoheroes Agreement. The Company has a right of first refusal and right of first negotiation if Oncoheroes decides to license, sell, assign or transfer its rights or terminate the underlying licenses granted in the BII Agreement.

Under the Oncoheroes Agreement, Notable is required to pay Oncoheroes a royalty on the gross amount invoiced by Notable, its affiliates or sublicensees for the sale of Licensed Products in an arm’s length transaction to third parties (but not including sales relating to transactions between Notable, its affiliates or their respective sublicensees), less the total of certain charges or expenses as listed in the Oncoheroes Agreement (“Net Sales”) in the Licensed Field in a worldwide territory. Additionally, Notable is required to pay Oncoheroes up to an aggregate of $8 million in milestone payments upon the occurrence of certain development milestone events.

Under the Oncoheroes Agreement, Notable is required to pay Oncoheroes a royalty on Net Sales of the Licensed Products in the Licensed Field based on a sliding scale range of Net Sales, with such royalty percentage ranging from the mid-single digits to the mid-teens. Notable’s obligation to pay royalties will commence upon the commercial launch of a licensed product on a country-by-country basis in the licensed field, and will terminate, on a country-by-country basis, upon the later of (a) expiration of the last valid claim of a licensed patent in such country, (b) expiration of applicable data or other regulatory exclusivity rights, and (c) ten years from Commercial Launch of such licensed product in such country.

Pursuant to the Oncoheroes Agreement, Notable’s rights to the Assigned Patents shall continue on a country-by-country basis in each country until the expiration of Notable’s obligation to pay royalties, unless otherwise terminated as follows: (a) termination by Oncoheroes upon a material breach of the Oncoheroes Agreement by Notable, or upon Notable’s insolvency, or (b) termination by Notable (i) upon a material breach of the Oncoheroes Agreement by Oncoheroes, (ii) upon Oncoheroes’s insolvency, (iii) in the event of a termination of the underlying BII Agreement, or, (iv) at any time, either in whole or with respect to a specific Licensed Product in a specific country, with ninety (90) days written notice to Oncoheroes. Notable has the option to assume rights and obligations of Oncoheroes as licensee of BII in case of termination of the Oncoheroes Agreement.

Manufacturing

Notable relies on third parties to manufacture Volasertib. Notable has entered into agreements with contract manufacturing organizations, or CMOs, to produce drug substance for Volasertib. Notable requires all of its CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. Notable anticipates that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but Notable does not have any formal agreements at this time to cover commercial production. Notable may also elect to enter into agreements with other CMOs to manufacture supplies of drug substance and finished drug product.

Sales and Marketing

If any of Notable’s product candidates are approved, Notable intends to market and commercialize them in the U.S. and select international markets, either alone or in partnership with others. Cancer patients are managed by oncologists, medical geneticists and neurologists, and therefore Notable believes can be reached with a targeted sales force.

Competition for Volasertib

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. While Notable believes that its product candidates, technology, knowledge, experience and scientific resources provide superior competitive advantages, it faces competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that Notable successfully develops and commercializes will compete with approved treatment options, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact Notable’s ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity and intellectual property protection of Notable’s products. Many of the companies against which Notable may compete have significantly greater resources and capital than Notable in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.

While there are no current FDA-approved PLK1 inhibitors, there are several at various stages of clinical development. Onvansertib (Cardiff Oncology, Inc.), GSK461364 (GSK, plc), rigosertib (Onconova Therapeutics, Inc.) and CY140 (Cyclacel Pharmaceuticals, Inc.) all demonstrate PLK1 inhibition and are being developed in a number of solid and hematologic malignancies. There may be additional companies with PLK1 inhibitor programs suitable for addressing these patient populations that could be competitive with Notable’s efforts but that have not yet disclosed specific clinical development plans. Smaller or early-stage companies, including oncology-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may also compete with Notable in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and acquiring technologies complementary to, or necessary for, Notable programs. The availability of reimbursement from government and private payors will also significantly impact the pricing and competitiveness of Notable products if approved. Notable’s competitors may obtain FDA or other regulatory approvals for their products more rapidly than Notable may obtain approvals for its product candidates, which could result in its competitors establishing a strong market position before Notable will be able to commercialize its products if approved.

Fosciclopirox (CPX-POM)

On July 20, 2021, Notable entered into a Co-Development and Profit-Sharing Agreement (the “CicloMed Agreement”) with CicloMed LLC (“CicloMed”) regarding use of Notable’s precision oncology diagnostic test in the research and development of CicloMed’s CicloProx Prodrug (“CPX-POM”) product for the treatment of AML. Under the terms of the CicloMed Agreement the parties will share equally in the co-development costs, subject to a budget controlled by a joint steering committee appointed by the parties. In the event of a profit generating event, the net proceeds will be shared between the parties in accordance with the agreement’s defined compensation share which is generally on a 50/50 basis, provided that Notable’s maximum compensation share shall not exceed a mid-single digit multiple of its total incurred co-development costs. The compensation share is a percentage corresponding to the ratio of (i) a party’s total co-development costs incurred pursuant to the co-development plan to (ii) the sum of the total co-development costs incurred by both parties pursuant to such plan. As between the parties, CicloMed will own all co-development intellectual property that relates solely to CPX-POM and CPX-POM results, and Notable will own all co-development intellectual property that relates solely to the Notable test and the test results, and each party retains its own background and prior intellectual property.

Background and Clinical Experience with Fosciclopirox

Fosciclopirox (CPX-POM), a pro-drug of ciclopirox invented by scientists at The University of Kansas Cancer Center and the Institute for Advancing Medical Innovation, selectively delivers the active metabolite, CPX, to the entire urinary tract following parenteral administration. CPX inhibited cell proliferation, clonogenicity and spheroid formation, and increased cell cycle arrest at S and G0/G1 phases. Mechanistically, CPX suppressed activation of Notch signaling. Molecular modeling and cellular thermal shift assays demonstrated CPX binding to γ-secretase complex proteins Presenilin 1 and Nicastrin, which are essential for Notch activation.

To establish in vivo preclinical proof of principle, Fosciclopirox was tested in the validated N-butyl-N-(4-hydroxybutyl) nitrosamine (BBN) mouse bladder cancer model. Once-daily intraperitoneal administration of CPX-POM for four weeks at doses of 235 mg/kg and 470 mg/kg significantly decreased bladder weight, a surrogate for tumor volume, and resulted in a migration to lower stage tumors in CPX-POM treated animals. This was coupled with a reduction in the proliferation index. Additionally, there was a reduction in Presenilin 1 and Hes-1 expression in the bladder tissues of CPX-POM treated animals.

Following the completion of the first-in-human Phase 1 trial (NCT03348514), the pharmacologic activity of Fosciclopirox is currently being characterized in a Phase 1 expansion cohort study of muscle-invasive bladder cancer patients scheduled for cystectomy (NCT04608045) as well as a Phase 2 trial of newly diagnosed and recurrent urothelial cancer patients scheduled for transurethral resection of bladder tumors (NCT04525131).

In July 2021, under the terms of the CicloMed Agreement, CicloMed initiated a Phase 1b/2a clinical trial of Fosciclopirox in adult patients with relapsed or refractory AML (NCT04956042). As part of the trial, patients enrolled into the study assessed sensitivity to Fosciclopirox on Notable’s PPMP. Patients were not selected for enrollment based on PPMP results and, to avoid potential bias, PPMP analysis was blinded to the actual patient outcomes during the trial. Clinical efficacy in this heavily pretreated group of patients was defined by standard criteria in AML medical research and practice.

In December 2023, Notable reported on topline results from this trial. Eighteen heavily pre-treated patients were enrolled in the trial with nine patients evaluable for response assessment per-protocol.  Fosciclopirox, administered at the Recommended Phase 2 Dose, was well-tolerated. However, none of the nine evaluable patients achieved a complete response. Stable disease, over four months, was observed in two evaluable patients.

Importantly, PPMP predicted that all patients enrolled into this trial would be non-responsive to Fosciclopirox. The accuracy of this prediction was confirmed by the actual patient responses to treatment. These PPMP results indicate that the enrolled patient population was biased towards non-responsiveness to Fosciclopirox and suggest that the negative clinical outcome of this Phase 2a trial may have been avoided if PPMP had initially been used to selectively enroll only predicted responders. Further analyses are ongoing.

Intellectual Property

Notable’s success depends in part on its ability to obtain and maintain proprietary protection for its product candidates, manufacturing and process discoveries and other know-how, to operate without infringing the proprietary rights of others, and to prevent others from infringing Notable’s proprietary rights. Notable plans to protect its proprietary positions using a variety of methods, which include protecting current U.S. and foreign patents related to proprietary technology, inventions and improvements and prosecuting additional U.S. and foreign patents that Notable determines are important to the development and implementation of its business. For example, Notable, its licensors, or Notable’s collaborators currently have, or are pursuing, patents covering the composition of matter for its drug product candidates and Notable plans to generally pursue patent protection covering methods-of-use for one or more clinical programs. Notable also relies on trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain Notable’s proprietary position.

Volasertib Patents

Notable entered into the Oncoheroes License Agreement in October 2021, pursuant to which Notable acquired exclusive worldwide rights under sixty-two (62) patents and patent applications to develop, manufacture and commercialize Volasertib. Notable has exclusive licenses under the Oncoheroes License Agreement to patent rights in the U.S. and numerous foreign jurisdictions relating to Volasertib. The patent rights in-licensed under the Oncoheroes License Agreement include nineteen (19) granted patents and one (1) patent application in the U.S., and forty (40) granted patents and two (2) patent applications in foreign jurisdictions including the European Patent Office, Germany, France, United Kingdom, and Japan. All three (3) U.S. patents in the patent family covering Volasertib as a composition of matter generally in genus form expired on February 26, 2023. The two (2) U.S. patents in the patent family covering Volasertib as a composition of matter along with its various crystalline forms expire on January 30, 2027. The U.S. composition of matter patent that covers the formulation of Volasertib that is currently in clinical development expires on June 29, 2026, in each case, not including patent term adjustment or any patent term extension, and relevant foreign counterparts.

Trade Secrets

In addition to patents, Notable relies on trade secrets and know-how to develop and maintain its competitive position. Notable typically relies on trade secrets to protect aspects of its business that are not amenable to, or that it does not consider appropriate for, patent protection. The PPMP includes Notable’s trade secrets. However, the PPMP is not currently covered by a patent and no patents are pending. Notable protects trade secrets and know-how by establishing confidentiality agreements and invention assignment agreements with its employees, consultants, scientific advisors, contractors and partners. These agreements generally provide that all confidential information developed or made known during the course of an individual or entity’s relationship with Notable must be kept confidential during and after the relationship. These agreements also generally provide that all inventions resulting from work performed for Notable or relating to its business and conceived or completed during the period of employment or assignment, as applicable, shall be Notable’s exclusive property. In addition, Notable takes other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary information by third parties.

Government Regulation

Approval of Volasertib and Other Drug Products in the United States

Government authorities in the United States (“U.S.”) at the federal, state and local level and in other countries and jurisdictions, including the European Union (“EU”), extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products, such as Volasertib. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority and submitted for review and approved by the regulatory authority.

Overview of FDA Approval Process

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves preclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements, including good laboratory practices. The results of preclinical testing are submitted to the FDA as part of an IND along with other information, including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted. A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin.

The clinical stage of development involves the administration of the investigational product to healthy volunteers or disease-affected patients under the supervision of qualified investigators, generally physicians not employed by, or under control of, the trial sponsor, in accordance with Good Clinical Practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of an IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, trial sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the drug.

●	Phase 2 clinical trials involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

●	Phase 3 clinical trials generally involve a larger number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

A registrational trial is a clinical trial that adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the drug. Generally, registrational trials are Phase 3 trials but may be Phase 2 trials if the trial design provides a reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time, or the FDA may impose other sanctions on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the requirements of the IRB or if the drug has been associated with unexpected serious harm to patients.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee and the manufacturer and/or sponsor under an approved NDA are also subject to annual program fees for eligible products.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. FDA aims to complete its standard review of drug products within ten months and its priority review within six months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included.

An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy, or REMS, to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.

U.S. Exclusivity

Upon NDA approval of a new chemical entity(“NCE”), which is a drug that contains no active moiety that has been approved by FDA in any other NDA, that drug receives five years of marketing exclusivity during which FDA cannot receive any Abbreviated New Drug Application (“ANDA”), seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA may be filed before the expiration of the exclusivity period.

Patent Term Extension

After NDA approval, owners of relevant drug patents may apply for up to a five-year patent extension for one patent. The allowable patent term extension is calculated as half of the drug’s testing phase—the time between IND and NDA submission—and all of the review phase—the time between NDA submission and approval up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from approval.

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.

Fast Track Designation and Accelerated Approval

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment, and which demonstrate the potential to address unmet medical needs for the condition. Under the Fast Track program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a Fast Track drug concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for Fast Track Designation within 60 days of receipt of the sponsor’s request.

In addition to other benefits such as the ability engage in more frequent interactions with the FDA, the FDA may initiate review of sections of a Fast Track drug’s NDA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. Additionally, the Fast Track Designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. The FDA generally requires, unless otherwise informed by the agency, that all promotional materials for product candidates approved under accelerated regulations be subject to prior review by the FDA.

Breakthrough Therapy Designation

Breakthrough therapy designation by the FDA provides more extensive development consultation opportunities with FDA senior staff, allows for the rolling review of the drug’s application for approval and indicates that the product could be eligible for priority review if supported by clinical data at the time of application submission for drugs that are intended to treat a serious or life-threatening disease or condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new drug candidate may request that the FDA designate the drug candidate for a specific indication as a breakthrough therapy concurrent with, or after, the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request.

Approval of Volasertib and Other Drug Products in the European Union

Overview

In the EU, Notable’s product candidates also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained. Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP, and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific trial site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an IMPD, or the Common Technical Document, with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the competent national authority and the Ethics Committee of the Member State where they occurred.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 was adopted. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

To obtain a marketing authorization of a drug in the EU, Notable may submit Marketing Authorization Applications (“MAA”), either under the so-called centralized or national authorization procedures.

Centralized Procedure

The centralized procedure provides for the grant of a single marketing authorization following a favorable opinion by the European Medicines Agency (“EMA”), that is valid in all EU Member States, as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, advanced therapy medicines (such as gene-therapy, somatic cell-therapy or tissue-engineered medicines) and products with a new active substance indicated for the treatment of specified diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative disorders or autoimmune diseases and other immune dysfunctions and viral diseases. The centralized procedure is optional for products that represent a significant therapeutic, scientific or technical innovation, or whose authorization would be in the interest of public health. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee of Medicinal Products for Human Use (“CHMP”). Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is of 150 days, excluding stop-clocks.

National Authorization Procedures

There are also two other possible routes to authorize medicinal products in several EU countries, which are available for investigational medicinal products that fall outside the scope of the centralized procedure:

●	Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

●	Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization.

Under the above described procedures, before granting an MAA, the EMA or the competent authorities of the Member States of the European Economic Area (“EEA”), make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

EU Regulatory Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Drug Approval-Related Regulations – Rest of the World

For other countries outside of the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from jurisdiction to jurisdiction. However, many countries refer to and/or reference the US FDA or EMA review and approval information package which may facilitate and expedite the process in those countries. Nevertheless, the clinical trials must be conducted in accordance with cGCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If a sponsor fails to comply with applicable foreign regulatory requirements, Notable may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Regulation of Notable’s Predictive Precision Medicine Platform Tests (PPMP Tests)

CLIA and CMS for Diagnostics

The Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, regulates all clinical laboratory testing (except research) performed on humans in the United States through the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”). All clinical laboratories that perform clinical lab services on human specimens for the purpose of providing information on the diagnosis, prevention or treatment of disease must receive CLIA certification. Laboratories must obtain CLIA certification and demonstrate compliance with CLIA requirements as confirmed by an inspection by CMS. Notable received its initial CLIA certification in 2018. Notable’s laboratory was additionally certified by CAP, in 2021, an organization recognized by CMS as a third-party reviewer of clinical laboratories. Several states, including, among others, New York and California, require licensure of out-of-state labs that receive specimens from the state and compliance with the state’s individual laboratory regulations.

If a testing laboratory is out of compliance with CLIA requirements, it may be subject to sanctions such as suspension, limitation or revocation of our CLIA certificate, as well as directed plan of correction, state on-site monitoring, civil money penalties, civil injunctive suit or criminal penalties. Therefore, Notable plans to maintain CLIA compliance and certification to be eligible to bill for services provided to Medicare and Medicaid beneficiaries. If a diagnostic testing company like Notable was to be found out of compliance with CLIA program requirements and subjected to sanction, its business could be harmed. Failure to comply with state licensure laws, if applicable, could lead to additional sanctions imposed by state licensing authorities.

FDA Regulation of Diagnostics

FDA approval or clearance is not currently required for predictive diagnostic tests, such as PPMP, offered as a stand-alone laboratory developed test, or LDT. If Notable is developing a drug or partnering with a drug company to launch a predictive diagnostic test as a companion diagnostic for a new drug or new drug indication, Notable would be required to obtain premarket approval, or PMA, or a 510(k) clearance in conjunction with seeking a new drug approval for the matching therapy. Historically, the FDA has exercised enforcement discretion with respect to tests performed solely in a central laboratory, like the predictive diagnostic tests or LDTs. The FDA has not required laboratories that furnish only LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality system regulation, premarket clearance or premarket approval, and post-market controls).

Although the FDA proposed regulations that would apply to LDTs, the FDA decided that, at present, those regulations are not moving forward towards approval and implementation. In mid-2014, the FDA published a draft Guidance Document describing a proposed approach for a regulatory framework for LDTs that would have resulted in most of the high-value LDT tests marketed today eventually being required to obtain 510(k) clearances or PMAs. If implemented, this regulatory framework would require most hospital clinical labs to abandon a number of tests they perform or to pursue regulatory clearances or approvals to perform them. These proposals met significant resistance from Congress, the hospital industry, and independent clinical laboratories. The FDA indicated in late 2016 that it does not intend to finalize the draft Guidance Document at this time. However, the FDA continues to discuss potential regulatory approaches to LDTs.

Pricing and Reimbursement of Notable’s Therapeutic Product Candidates and PPMP-Diagnostic Testing

Pricing and reimbursement of a therapeutic product depend on multiple factors, including the clinical profile created through the research and development program or the breadth of its regulatory approval as described in the prescribing information. Uncertainty about the clinical profile or any of these factors translate into uncertainly about the coverage and reimbursement status of any future Notable products that may be sold. Sales of any Notable products (or revenues through selling the product itself) will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs such as Medicare and Medicaid, commercial health insurers, managed care organizations or pharmaceutical companies. The process for determining whether a third-party payor will provide coverage for a test sometimes is separate from the process for setting the price of a drug product or for establishing the reimbursement rate that a payor will pay for the drug product. Third-party payors may limit coverage to specific testing products on an approved list, which might not include all of the tests available for a particular indication.

In order to obtain coverage and reimbursement for any product, Notable may need to conduct robust pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the therapeutic product or diagnostic test. Even with successful studies, Notable’s products may not be considered medically necessary or cost-effective by payers. A third-party payor’s decision to provide coverage for a test does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Third-party reimbursement may not be sufficient to enable Notable to maintain price levels high enough to realize an appropriate return on our investment in product development.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of tests and drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of testing products, drug products and medical services and questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available products or treatments, they may not cover our products or, if they do, the level of payment may not be sufficient to allow Notable to sell its products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls and restrictions on reimbursement. Adoption of such controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for Notable’s diagnostic products or treatments that require use of Notable’s testing products and could adversely affect Notable’s net revenue and results.

Pricing and reimbursement schemes vary widely from country to country. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular test to currently available tests. The downward pressure on healthcare costs in general, particularly prescription drugs and testing products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. Any country that has price controls or reimbursement limitations for testing products may not allow favorable reimbursement and pricing arrangements for any of our products.

Coverage policies, third-party reimbursement rates and pricing regulation may change at any time.

Other Healthcare Laws

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including CMS, the HHS Office of Inspector General and HHS Office for Civil Rights, other divisions of the HHS and the Department of Justice.

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which Notable obtains marketing approval. Notable’s current and future arrangements with third-party payors, healthcare providers and physicians may expose Notable to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which Notable markets, sells and distributes therapeutic and diagnostic products. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

The U.S. federal Anti-Kickback Statute (“AKS”), prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The AKS has been interpreted to apply to arrangements between pharmaceutical and medical device manufacturers on the one hand and prescribers, purchasers, formulary managers and beneficiaries on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. On November 20, 2020, the Office of Inspector General (“OIG”) finalized further modifications to the AKS. Under the final rule, OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. The final rule (with some exceptions) became effective January 19, 2021. The industry continues to evaluate what effect, if any, this rule will have.

In addition, under a federal law directed at “self-referral,” commonly known as the “Stark Law,” there are prohibitions, with certain exceptions, on referrals for certain designated health services, including laboratory services, that are covered by the Medicare and Medicaid programs by physicians who personally, or through a family member, have an investment or ownership interest in, or a compensation arrangement with, an entity performing the tests. The prohibition also extends to payment for any testing referred in violation of the Stark Law. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per bill submission, an assessment of up to three times the amount claimed and possible exclusion from participation in federal governmental payor programs. Bills submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited bill is obligated to refund such amounts. Many states have comparable laws that are not limited to Medicare and Medicaid referrals.

Furthermore, Notable could be held liable under the federal False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. This could apply even if Notable is not submitting claims directly to payors as would be the case with drug products. The government may deem manufacturers of such products to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Several biopharmaceutical, medical device and other healthcare companies have been prosecuted under federal false claims and civil monetary penalty laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved (e.g., or off-label), and thus non-covered, uses. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

Notable’s future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, if approved, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product candidates, are subject to scrutiny under these laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The ACA imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties. Covered manufacturers must submit reports by the 90th day of each subsequent calendar year and the reported information is publicly made available on a searchable website.

Notable may also be subject to data privacy and security regulation by both the federal government and the states in which Notable conduct its business. HIPAA, as amended by HITECH, and their respective implementing regulations, including the Final HIPAA Omnibus Rule published on January 25, 2013, impose specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH made HIPAA’s security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, although it is unclear that Notable would be considered a “business associate” in the normal course of our business. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. See “European Data Collection” below for a discussion of data privacy and security enactments of the EU.

For example, California’s Consumer Privacy Act (“CCPA”), went into effect in January 2020, and the California Attorney General has since promulgated final regulations. The law provides broad rights to California consumers with respect to the collection and use of their personal information and imposes data protection obligations on certain businesses. While the CCPA does not apply to protected health information that is subject to HIPAA or personal information collected, used or disclosed in research, as defined by federal law, the CCPA may still affect our business activities. Moreover, on November 3, 2020, California voters passed the California Privacy Rights Act (“CPRA”), under a ballot initiative. The CPRA amends the existing CCPA to include new consumer rights and additional data protection obligations. The new data protection requirements under the CPRA apply to information collected on or after January 1, 2022. With the promulgation of final regulations, the California State Attorney General has commenced enforcement actions against CCPA violators. The uncertainty surrounding the implementation of CCPA and the amendments under the CPRA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information. The California law further expands the need for privacy and process enhancements and commitment of resources in support of compliance. Moreover, more than ten states have proposed bills in the last year with provisions similar to the CCPA and CPRA. It is likely that other states will pass laws similar to the CCPA and the CPRA in the near future and a federal data protection law may also be on the horizon.

Similar state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services. Such laws are generally broad and are enforced by various state agencies and private actions. Also, many states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, and require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing.

In order to sell products, Notable must also comply with state laws, including those that require the registration of manufacturers and wholesale distributors of drug and biological products. These include, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of Notable’s activities are potentially subject to federal and state consumer protection and unfair competition laws.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that Notable’s business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If Notable’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to Notable, the company may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, imprisonment, exclusion of drugs from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if Notable becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could adversely affect Notable’s ability to operate its business and financial results. If any of the physicians or other healthcare providers or entities with whom Notable expects to do business is found to be not in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource consuming and can divert a company’s attention from the business.

European Data Collection

The collection and use of personal health data in or arising from the EU are governed by the provisions of the Data Protection Directive, and the General Data Protection Regulation (“GDPR”). This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the EU, to the U.S. Failure to comply with the requirements of the Data Protection Directive, the GDPR and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EU and substantial fines for breaches of the data protection rules. The GDPR regulations may impose additional responsibility and liability in relation to personal data that Notable processes, including in respect of clinical trials, and Notable may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Other Regulatory Requirements

Notable’s operations use small amounts of hazardous materials in research and development and generate regulated medical waste in the normal course of performing its predictive diagnostic tests. This subjects Notable to a variety of federal, state and local environmental and safety laws and regulations. Some of the regulations under the current regulatory structure provide for strict liability, holding a party potentially liable without regard to fault or negligence. Notable could be held liable for damages and fines as a result of Notable’s, or others’, business operations should contamination of the environment or individual exposure to hazardous substances occur. Notable cannot predict how changes in laws or development of new regulations will affect its business operations or the cost of compliance.

Current and Future Legislation

In the U.S. and other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of Notable’s product candidates, restrict or regulate post-approval activities and affect its ability to profitably sell any product candidates. Notable expects that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that Notable, or any collaborators, may receive.

Notable Background and Corporate History

Notable was incorporated as a Delaware corporation in 2014. Initially, Notable developed its PPMP as a diagnostic tool for physicians for identifying which cancer treatment would be the most effective for an individual patient. Notable then broadened its mission and applied its PPMP to streamline and accelerate the identification and validation of investigational compounds, working with multiple biotechnology and pharmaceutical companies under service-based agreements. In 2021, by entering into the Oncoheroes Agreement and the CicloMed Agreement, Notable advanced from a purely diagnostic company to an integrated – diagnostic and therapeutic – platform therapeutics company designing and developing or co-developing predictive precision medicines.

As of December 31, 2023, the Company had 34,285,714 authorized ordinary shares, of which 9,018,261 shares were outstanding and approximately 284,437 shares were reserved for issuance of ordinary shares upon the exercise of outstanding ordinary share options, ordinary share warrants, and RSUs.

Merger

On October 16, 2023, pursuant to the Merger Agreement, by and among the Company, Merger Sub and Notable Labs, Inc., Merger Sub was merged with and into Notable Labs, Inc., with Notable Labs, Inc. continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger Notable Labs, Inc.’s common stock, par value $0.001 per share (the “Notable Labs, Inc. Common Stock”), including shares underlying pre-Merger Notable Labs, Inc.’s outstanding equity awards, was converted into the right to receive 0.0629 shares (the “Exchange Ratio”) of the Company’s common stock, 0.35 NIS par value per share (the “Company Ordinary Shares”), Immediately following the effective time of the Merger, the Company effected a 1-for-35 reverse stock split of the issued and outstanding Company Ordinary Shares (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former Notable, Inc. equity holders owned approximately 71.9% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of warrants to purchase 94,988 Company Ordinary Shares and including 160,635 Company Ordinary Shares underlying options to purchase shares of Notable Labs, Inc.’s Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Vascular Biogenics, Ltd. shareholders owned approximately 28.1% of the outstanding equity of the Company.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. Notable Labs, Inc. was being treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though Vascular Biogenics, Ltd. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements are those of Notable Labs, Inc. as if Notable Labs, Inc. had always been the reporting company. All references to ordinary shares, warrants and options have been presented on a post-merger, post-reverse split basis.

Employees and Human Capital Resources

As of April 1, 2024, Notable has 16 full-time employees, most of whom are engaged in research and development activities. None of Notable’s employees are currently represented by a labor union or covered by a collective bargaining agreement and Notable believes that its relations with its employees are good.

The human capital objectives Notable focuses on managing its business include attracting, developing, and retaining key personnel. Notable’s team is critical to the success of its mission and organization and Notable is committed to supporting its employees’ professional advancement. Notable believes its management team has the experience necessary to effectively implement its growth strategy and continue to drive stockholder value. When making compensation decisions, Notable includes industry benchmarks and Notable believes it provides competitive compensation and benefits to attract and retain key personnel, as well as a mission- and patient-focused, safe, inclusive and respectful workplace.

Item 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our ordinary shares. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our ordinary shares may decline, and you may lose all or part of your investment.

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

As a result, management has included disclosures in Note 1 of the financial statements and Notable’s independent auditor included an explanatory paragraph in its report on its financial statements for the year ended December 31, 2023 with respect to this uncertainty. Notable’s 2023 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

There can be no assurance that the FDA or other regulatory authorities will accept Notable’s planned or future trial designs for its drug candidates. Notable may experience delays in its clinical trials and it does not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory clearance to commence a trial;

●	reaching agreement on acceptable terms with prospective Contract Research Organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board (“IRB”) approval at each site;

●	recruiting suitable patients to participate in a trial;

●	identifying clinical sites with adequate infrastructure (including data collection) to conduct the trial;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing patient safety concerns that arise during the course of a trial;

●	having patients complete a trial or return for post-treatment follow-up;

●	adding a sufficient number of clinical trial sites; or

●	manufacturing sufficient quantities and quality of a drug candidate for use in clinical trials.

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

Subject to obtaining necessary clinical data, Notable intends to pursue marketing approvals for Volasertib and Fosciclopirox and Notable’s other drug candidates in Europe and other jurisdictions outside the United States with collaborative partners. In order to market and sell Notable’s drugs in the European Union and many other foreign jurisdictions, Notable or its potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA marketing approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the drug be approved for reimbursement before the drug can be approved for sale in that country. Notable or its potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Notable may not be able to file for marketing approvals and may not receive necessary approvals to commercialize Notable’s drugs in any market.

Additionally, June 23, 2024, will mark eight years since the people of the United Kingdom voted in a referendum to leave the European Union, commonly referred to as Brexit. Today, the United Kingdom is outside the European Union and mostly no longer subject to its rules. Significant portions of the regulatory framework in the United Kingdom have been derived from European Union directives and regulations and the impacts from Brexit could materially impact the regulatory regime with respect to the approval of Notable’s drug candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent Notable from commercializing its drug candidates in the United Kingdom and/or the European Union and restrict Notable’s ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, Notable may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for Notable’s drug candidates, which could materially and adversely affect Notable’s business.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If Notable is found to have improperly promoted off-label uses of its drug candidates, if approved, Notable may become subject to significant liability. Such enforcement has become more common in the industry. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription drug products, such as Notable’s drug candidates, if approved. In particular, a drug may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the drug’s approved labeling. If Notable receives marketing approval for Notable’s drug candidates for Notable’s proposed indications, physicians may nevertheless use Notable’s drugs for their patients in a manner that is inconsistent with the approved label, if the physicians personally believe in their professional medical judgment it could be used in such a manner. However, if Notable is found to have promoted Notable’s drugs for any off-label uses, the federal government could levy civil, criminal and/or administrative penalties, and seek fines against Notable. The FDA or other regulatory authorities could also request that Notable enter into a consent decree or a corporate integrity agreement, or seek a permanent injunction against Notable under which specified promotional conduct is monitored, changed or curtailed. If Notable cannot successfully manage the promotion of Notable’s drug candidates, if approved, Notable could become subject to significant liability, which would materially adversely affect its business and financial condition.

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

There can be no assurance that Volasertib and Fosciclopirox and Notable’s other drug candidates or any other drug candidate successfully developed by Notable, independently or with partners, will be accepted by physicians, hospitals and other health care facilities. Volasertib and Fosciclopirox and any future drug candidates Notable develops will compete with a number of drugs manufactured and marketed by major pharmaceutical and biotech companies. The degree of market acceptance of any drugs Notable develops depends on a number of factors, including:

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

In the United States, some states have implemented, and other states are considering, pharmaceutical price controls or patient access constraints under their Medicaid program. There have also been recent state legislative efforts that have generally focused on increasing transparency around drug costs or limiting drug prices. In addition, the growth of large managed care organizations and prescription benefit managers, as well as the prevalence of generic substitution, has hindered price increases for prescription drugs. Continued intense public scrutiny of the price of drugs, together with government and payor dynamics, may limit the ability of producers and marketers to set or adjust the price of products based on their value. Outside the United States, numerous major markets, including the EU, Japan and China, have pervasive government involvement in funding healthcare, and, in that regard, fix the pricing and reimbursement of pharmaceutical products. Consequently, Notable’s products will be subject to increasing government decision-making and budgetary actions. There can be no assurance that new or proposed products will be considered cost-effective or that adequate third-party reimbursement will be available to enable the producer or marketer of such product to maintain price levels sufficient to realize an appropriate return.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA, has substantially changed the way healthcare is financed by both government health plans and private insurers, and significantly impacts the pharmaceutical industry. The ACA contains a number of provisions that are expected to impact Notable’s business and operations in ways that may negatively affect Notable’s potential revenues in the future. For example, the ACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to government programs which Notable believes will increase the cost of Notable’s drugs. In addition, as part of the ACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program, Notable will be required to provide a discount on branded prescription drugs equal to 50% of the government-negotiated price, for drugs provided to certain beneficiaries who fall within the donut hole (which was subsequently increased to 70%, the current discount owed as of January 1, 2019 pursuant to the Bipartisan Budget Act of 2018, or BBA). Similarly, ACA increases the level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1% and requires collection of rebates for drugs paid by Medicaid managed care organizations. The ACA also includes significant changes to the 340B drug discount program including expansion of the list of eligible covered entities that may purchase drugs under the program. At the same time, the expansion in eligibility for health insurance benefits created under ACA is expected to increase the number of patients with insurance coverage who may receive Notable’s drugs. While it is too early to predict all the specific effects the ACA or any future healthcare reform legislation will have on Notable’s business, they could have a material adverse effect on Notable’s business and financial condition.

Congress periodically adopts legislation like the ACA and the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, that modifies Medicare reimbursement and coverage policies pertaining to prescription drugs. Implementation of these laws is subject to ongoing revision through regulatory and sub regulatory policies. Congress also may consider additional changes to Medicare policies, potentially including Medicare prescription drug policies, as part of ongoing budget negotiations. While the scope of any such legislation is uncertain at this time, there can be no assurances that future legislation or regulations will not decrease the coverage and price that Notable may receive for Notable’s proposed drugs. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for Notable to go through the process of seeking coverage and reimbursement from Medicare and private payors. Notable’s proposed drugs may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow Notable to sell Notable’s proposed drugs on a profitable basis. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the drug candidates that Notable develop and may further limit Notable’s commercial opportunities. Notable’s results of operations could be materially adversely affected by proposed healthcare reforms, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

In the United States, the MMA changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that Notable receives for any approved drugs.

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

Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If Notable or any of its CROs fail to comply with applicable GCPs, the clinical data generated in Notable’s clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require Notable to perform additional clinical trials before approving Notable’s marketing applications. Notable cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of Notable’s clinical trials comply with GCP regulations. In addition, Notable’s clinical trials must be conducted with product produced under current Good Manufacturing Practices (“cGMP”) regulations. Notable’s failure to comply with these regulations may require Notable to repeat clinical trials, which would delay the regulatory approval process.

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

Many of the third parties with whom Notable contracts may also have relationships with other commercial entities, including Notable’s competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm Notable’s competitive position. If the third parties conducting Notable’s Good Laboratory Practices (“GLP”) preclinical studies or Notable’s clinical trials do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with Notable or need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to Notable’s clinical trial protocols or to GCPs, or for any other reason, Notable may need to enter into new arrangements with alternative third parties. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact Notable’s ability to meet its desired clinical development timelines. Though Notable carefully manages relationships with its CROs, there can be no assurance that Notable will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on Notable’s business, financial condition and prospects.

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

If the patent applications Notable holds or has in-licensed with respect to Notable’s programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with Notable to develop product candidates, and threaten Notable’s ability to commercialize, future products. Notable cannot offer any assurances about which, if any, patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. A patent may be challenged through one or more of several administrative proceedings including post-grant challenges, re-examination or opposition before the United States Patent and Trademark Office (“USPTO”) or foreign patent offices. Any successful challenge of patents or any other patents owned by or licensed to Notable could deprive Notable of rights necessary for the successful commercialization of any product candidates that Notable may develop.

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

If Notable fails to obtain licenses or comply with Notable’s obligations in these agreements under which Notable licenses intellectual property rights from third parties or otherwise experiences disruptions to Notable’s business relationships with Notable’s licensors, Notable could lose license rights that are important to Notable’s business.

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

Competitors may infringe on Notable’s patents or the patents of Notable’s licensees. To counter infringement or unauthorized use, Notable may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or of Notable’s licensees is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that Notable’s patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of Notable’s patents at risk of being invalidated or interpreted narrowly and could put Notable’s patent applications at risk of not issuing.

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

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to Notable’s reputation. Notable has adopted a code of conduct, but it is not always possible to identify and deter employee misconduct, and the precautions Notable takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Notable from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against Notable, and Notable is not successful in defending itself or asserting Notable’s rights, those actions could have a significant impact on Notable’s business, including the imposition of civil, criminal and administrative penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, additional reporting requirements and/or oversight, particularly if Notable becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance, disgorgement, imprisonment, and contractual damages. Even if Notable is ultimately successful in defending against any such action, Notable could be required to divert financial and managerial resources in doing so and adverse publicity could result, all of which could harm Notable’s business.

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

If Notable obtains FDA approval for any of Notable’s product candidates and begins commercializing those products in the United States, Notable’s operations may be directly, or indirectly through Notable’s customers, further subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, Notable’s proposed sales, marketing and education programs. In addition, Notable may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which Notable conducts Notable’s business. The healthcare laws and regulations that may affect Notable’s ability to operate include:

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

Notable has obtained product liability insurance relating to the use of Notable’s therapeutics in current and future clinical trials. However, such insurance coverage may not be sufficient to reimburse Notable for any expenses or losses Notable may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future Notable may not be able to obtain or maintain insurance coverage at a reasonable cost or in sufficient amounts to protect Notable against losses due to liability. If and when Notable obtains marketing approval for product candidates, Notable intends to expand Notable’s insurance coverage to include the sale of commercial products; however, Notable may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against Notable could cause Notable’s share price to decline and, if judgments exceed Notable’s insurance coverage, could adversely affect Notable’s results of operations and business.

Cyber security risks and the failure to maintain the confidentiality, integrity, and availability of Notable’s computer hardware, software, and Internet applications and related tools and functions could result in damage to Notable’s reputation and/or subject Notable to costs, fines or lawsuits.

Notable’s business requires manipulating, analyzing and storing large amounts of data. In addition, Notable relies on a global enterprise software system to operate and manage Notable’s business. Notable also maintains personally identifiable information about Notable’s employees. Notable’s business therefore depends on the continuous, effective, reliable, and secure operation of Notable’s computer hardware, software, networks, Internet servers, and related infrastructure. To the extent that Notable’s hardware or software malfunctions or access to Notable’s data by internal research personnel is interrupted, Notable’s business could suffer. The integrity and protection of Notable’s employees and company data is critical to Notable’s business and employees have a high expectation that Notable will adequately protect their personal information. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase Notable’s operating costs. Although Notable’s computer and communications hardware is protected through physical and software safeguards, it is still vulnerable to fire, storm, flood, power loss, earthquakes, telecommunications failures, physical or software break-ins, software viruses, and similar events. These events could lead to the unauthorized access, disclosure and use of non-public information. The techniques used by criminal elements to attack computer systems are sophisticated, change frequently and may originate from less regulated and remote areas of the world. As a result, Notable may not be able to address these threats proactively or implement adequate preventative measures. If Notable’s computer systems are compromised, Notable could be subject to fines, damages, litigation and enforcement actions, and Notable could lose trade secrets, the occurrence of which could harm Notable’s business. In addition, any sustained disruption in internet access provided by other companies could harm Notable’s business.

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

Despite the utilization of information security measures, Notable cannot be certain that all of Notable’s IT systems or the IT systems of Notable’s vendors are or will be able to prevent, contain or detect any future cyber-attacks or security breaches from known malware, malware that may be developed in the future or otherwise. Cyber-attacks are rapidly evolving and becoming increasingly sophisticated and difficult to detect, and therefore, Notable may be unable to anticipate these attacks or implement adequate preventive measures. Additionally, unauthorized parties may attempt to gain access to Notable’s or a vendor’s systems or facilities through fraud, trickery or other forms of deception involving Notable’s employees or vendors. To the extent that any attack or breach results in the loss, damage or misappropriation of information, Notable may be adversely affected by claims from persons participating in Notable’s clinical trials, shareholders and others and by costly inquiries or enforcement actions on the part of regulatory authorities. Notable’s operations could also be significantly disrupted by these claims, as well as by the need to spend significant time and expense to upgrade, fix or replace Notable’s systems. Notable could also lose credibility with persons participating in Notable’s clinical trials and suffer damage to Notable’s reputation and future sales, if any. In addition, the cost of complying with stricter privacy and information security laws and standards and developing, maintaining and upgrading technology systems to address future advances in technology, could be significant and Notable could experience problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems.

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

As of February 16, 2024, to the best of Notable’s information, its directors, officers, 5% shareholders and their respective affiliates beneficially owned approximately 38% of Notable’s outstanding voting shares. Therefore, these shareholders have the ability to influence Notable through their ownership positions. These shareholders may be able to determine all matters requiring shareholder approval. For example, these shareholders, if they were to act together, may be able to control elections of directors, amendments of Notable’s organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for Notable Ordinary Shares that you may believe are in your best interest as one of Notable’s shareholders.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	CYBERSECURITY

Governance

Board and Audit Committee Oversight

Our Board of Directors has delegated to the Audit Committee the oversight responsibility to review and discuss with management the Company’s privacy and data security, including cybersecurity, risk exposures, policies and practices, and the steps management has taken to detect, monitor and control such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives reports and presentations on privacy and data security, which address relevant cybersecurity issues and risks and span a wide range of topics. These reports and presentations are provided by Director of Information Technology. In addition to reports to the Audit Committee, we have protocols by which certain security incidents are escalated within the Company and, where appropriate, reported in a timely manner to the Audit Committee.

Director of Information Technology

The Director of Information (“DIT”) is charged with management-level responsibility for all aspects of network and information security within the Company. The DIT is responsible for:

●	establishing the policies, standards and requirements for the security of Notable’s computing and network environments;

●	protecting Notable owned and managed assets and resources against unauthorized access by monitoring potential security threats, correlating network events, and overseeing the execution of corrective actions;

●	promoting compliance with Notable’s security policies and network and information security program in a consistent manner on network systems and applications; and

●	providing security thought leadership in the security arena.

Our DIT plays the key management role in assessing and managing our material risks from cybersecurity threats. The DIT has extensive technical leadership experience and cybersecurity expertise, gained from approximately 20 years of experience, including serving in senior roles in both private and public companies as Cloud system architect and network engineer specializing in technical design and implementation of data and cloud security for a Fortune 500 company.

Risk Management and Strategy

We maintain a network and information security program that is reasonably designed to protect our information, and that of our customers, from unauthorized risks to their confidentiality, integrity, or availability. Our program encompasses policies, platforms, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats, including third-party risk from vendors and suppliers; and the program is generally designed to identify and respond to security incidents and threats in a timely manner to minimize the loss or compromise of information assets and to facilitate incident resolution.

We maintain continuous and near-real-time security monitoring of the Notable network for investigation, action and response to network security events. This security monitoring leverages tools, where available, such as near-real-time data correlation, situational awareness reporting, active incident investigation, case management, trend analysis and predictive security alerting. We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises to test our preparedness and incident response process, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, penetration tests and engaging third parties to conduct analyses of our information security program. We conduct vulnerability testing and assess identified vulnerabilities for severity, the potential impact to Notable and our customers, and likelihood of occurrence. We regularly evaluate security controls to maintain their functionality in accordance with security policy. We also obtain cybersecurity threat intelligence from recognized forums, third parties, and other sources as part of our risk assessment process. In addition, as a critical infrastructure entity, we collaborate with numerous agencies help protect networks and critical infrastructure, which, in turn, informs our cybersecurity threat intelligence.

With respect to incident response, the Company has adopted a Cybersecurity Incident Response Plan, as well as a Data Privacy Incident Response Plan that applies if customer information has been compromised (together, the “DIRPs”), to provide a common framework for responding to security incidents. This framework establishes procedures for identifying, validating, categorizing, documenting and responding to security events that are identified by or reported to the DIT. The DIRPs apply to all Notable personnel (including contractors and partners) that perform functions or services that require securing Notable information and computing assets, and to all devices and network services that are owned or managed by the Company.

The DIRPs set out a coordinated, multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings to senior management and other key stakeholders and keeping them informed and involved as appropriate. In general, our incident response process follows the NIST (National Institute of Standards and Technology) framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

Impact of Cybersecurity Risk

In 2023, we did not identify and were not aware of any cybersecurity breaches that we believe have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2.	PROPERTIES

Our corporate headquarters is currently located in Foster City, CA and is leased pursuant to a four-year lease with 3 years and one month remaining. The current lease payment is $43,894 per month with a 3.0% escalation each year.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or other legal proceedings relating to claims arising in the ordinary course of business. We are not currently party to any legal proceedings that are likely to have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares are listed on the Nasdaq Capital Market under the symbol “NTBL.”

Holders of Record

According to our transfer agent, as of March 29, 2024, there were 138 record holders of our ordinary shares. None of our shareholders have different voting rights from other shareholders. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends to our shareholders. We currently anticipate that we will retain all of our future earnings, if any, for use in the operation of our business. Additionally, our ability to pay dividends on our ordinary shares may be limited by restrictions under Israeli law.

Transfer Agent

Our Transfer Agent is Equiniti Trust Company, LLC. The telephone number of Equiniti Trust Company, LLC is (718) 921-8124.

Recent Sales of Unregistered Securities

None.

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

Overview

Notable is a clinical-stage platform therapeutics company developing predictive precision medicines for patients with cancer. Through its proprietary Predictive Precision Medicines Platform or PPMP, Notable bio-simulates a patient’s cancer treatment ex vivo (outside of the body) and seeks to precisely predict whether or not an individual patient will clinically respond to their actual treatment. In four independent clinical validation trials with recognized medical centers, PPMP predicted responders with 83-100% precision. To pursue improved medical outcomes compared to traditional precision medicines, PPMP does not depend on genetic or other biomarkers. Instead, PPMP generates multi-dimensional measures of biological response of cells to drugs and then integrates and translates these data by computational algorithms into a patient response predictor.

PPMP is designed to enable Notable to identify and select patients expected to be clinically responsive prior to the initiation of their treatment and potentially enable fast-track therapeutic development in this patient population. Notable utilizes its PPMP to evaluate investigational compounds for in-licensing and development or co-development that have shown clinical activity, with the goal of improving patient response and the success, speed and value of developing these compounds, compared with traditional drug development.

Using PPMP, Notable targets in-licensing assets that have already demonstrated compelling clinical activity but have been abandoned because the activity was limited to a subset of 10% to 30% of treated patients, a likely hurdle to successful development, regulatory approval, and commercialization. Notable has screened and evaluated hundreds of assets on its PPMP platform, and for many of these assets, believes it can predict with relatively high precision which patients will clinically respond. This provides Notable with the opportunity to selectively enroll predicted responders into clinical trials, and thus to fast-track development of these assets selectively in clinical responders delivering higher response rates.

Notable is seeking to create a growing portfolio of predictive precision medicines using its PPMP. PPMP has already guided Notable in the selection of its first two candidate predictive precision medicines, two clinical-stage candidates for development in platform-predicted responders with acute myeloid leukemia (“AML”). Notable’s lead asset derived from PPMP is Volasertib, a polo like kinase 1 (“PLK1”) inhibitor proven to induce cell cycle arrest and apoptosis in various cancer cells. Notable expects to initiate a Phase 2 trial evaluating Volasertib in adult AML in the second quarter of 2024, which includes a dose optimization prelude targeting 6 patients. The results of these first 6 patients are expected in the fourth quarter of 2024, and the enrollment of the first PPMP-predicted responder is expected in the same quarter. In addition, Notable is co-developing, with CicloMed LLC (“CicloMed”), Fosciclopirox for patients with AML. This co-development partnership resulted from a successful pre-clinical application of PPMP for Fosciclopirox. Notable is also using PPMP to identify additional compelling assets for in-licensing and fast-tracking additional assets as it builds out its development pipeline.

By continually advancing and expanding the reach of the PPMP across patient segments, diseases and predicted medical outcomes, Notable aims to be the leader in predictive precision medicine and revolutionize the way in which patients seek and receive treatments that are most likely to work best for them – with major impact for patients and the healthcare community.

Merger Transaction

On October 16, 2023, pursuant to the Merger Agreement, by and among the Company, Merger Sub and Notable Labs, Inc., Merger Sub was merged with and into Notable Labs, Inc., with Notable Labs, Inc. continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger Notable Labs, Inc.’s common stock, par value $0.001 per share (the “Notable Labs, Inc. Common Stock”), including shares underlying pre-Merger Notable Labs, Inc.’s outstanding equity awards, was converted into the right to receive 0.0629 shares (the “Exchange Ratio”) of the Company’s common stock, 0.35 NIS par value per share (the “Company Ordinary Shares”), Immediately following the effective time of the Merger, the Company effected a 1-for-35 reverse stock split of the issued and outstanding Company Ordinary Shares (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former Notable, Inc. equity holders owned approximately 71.9% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of warrants to purchase 94,988 Company Ordinary Shares and including 160,635 Company Ordinary Shares underlying options to purchase shares of Notable Labs, Inc.’s Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Vascular Biogenics, Ltd. shareholders owned approximately 28.1% of the outstanding equity of the Company.

The Merger was treated as a reverse recapitalization effected by a share exchange for financial accounting and reporting purposes. Notable Labs, Inc. was being treated as the accounting acquirer, as its stockholders control the Company after the Merger, even though Vascular Biogenics, Ltd. was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in our consolidated financial statements are those of Notable Labs, Inc. as if Notable Labs, Inc. had always been the reporting company. All references to ordinary shares, warrants and options have been presented on a post-merger, post-reverse split basis.

Financial Overview

Revenues and Cost of Revenues

Notable does not expect to generate any material revenue from the sale of any products unless or until Notable obtains regulatory approval of and commercializes any of its therapeutic products.

Notable continued to perform certain diagnostics services on a limited basis as an outsourced provider through the year ended December 31, 2023 and 2022, but such activities do not represent its major and ongoing central operations and Notable does not expect to derive any material revenue as a result.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of December 31, 2023 and 2022. Notable has not recorded any contract assets as of December 31, 2023 and 2022, and as of December 31, 2023 Notable had not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial and are recorded in operating expenses.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include payroll and personnel costs related to research and development activities, materials costs, external clinical drug product manufacturing costs, outside services costs, repair, maintenance and depreciation costs for research and development equipment, as well as facility costs used for research and development activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and expensed as the goods are delivered or the related services are performed. Notable continues to evaluate whether it expects the goods to be delivered or services to be rendered and charges to expense any portion of the advance payment that has been capitalized when the entity no longer expects the goods to be delivered or services to be rendered.

Notable expects to significantly increase its research and development efforts by conducting the remaining studies necessary for the development and approval of Volasertib and Fosciclopirox. Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead related expenses and travel related expenses for Notable’s research and development personnel;

●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;

●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;

●	formulation, research and development expenses related to the PPMP, Volasertib and Fosciclopirox; and other products Notable may choose to develop; and

●	costs for sponsored research.

Research and development activities will continue to be central to Notable’s business plan. Products in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Notable expects its research and development expenses to be significant over the next several years as personnel and compensation costs increase and Notable conducts late-stage clinical studies and prepares to seek regulatory approval for Volasertib and Fosciclopirox and any other future product.

The duration, costs and timing of clinical trials of Volasertib and Fosciclopirox and any other future product will depend on a variety of factors that include, but are not limited to:

●	the number of trials required for approval;

●	the per patient trial costs;

●	the number of patients that participate in the trials;

●	the number of sites included in the trials;

●	the countries in which the trial is conducted;

●	the length of time required to enroll eligible patients;

●	the number of doses that patients receive;

●	the drop-out or discontinuation rates of patients;

●	the potential additional safety monitoring or other studies requested by regulatory agencies;

●	the duration of patient follow-up;

●	the timing and receipt of regulatory approvals; and

●	the efficacy and safety profile of Notable’s product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and stock-based compensation, for personnel in executive, finance, business development, facility and administrative functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, tax and consulting services.

Notable anticipates that general and administrative expenses will increase in the future to support its continued research and development activities. These increases will likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, and fees to outside consultants, lawyers and accountants. Additionally, Notable anticipates increased costs associated with being a public company, including compliance with Nasdaq Capital Market and SEC requirements, insurance and investor relations costs.

Income Taxes

For the year ended December 31, 2023 and 2022, no income tax expense or benefit was recognized. Notable’s deferred tax assets are comprised primarily of net operating loss carryforwards. At December 31, 2023, Notable had federal and state net operating loss carryforwards of approximately $120.8 million and foreign net operating loss carryforwards of $263.6 million. Notable maintains a full valuation allowance on its deferred tax assets since Notable has not yet achieved sustained profitable operations and does not expect taxable income in the near future. As a result, Notable has not recorded any income tax benefit since its inception.

Results of Operations

Comparison of the Years Ended December 31, 2023 and December 31, 2022

The following table sets forth Notable’s results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 (in thousands):

			2023
	Year ended December 31,		Increase
	2023	2022	(Decrease)
Services revenue	$310	$8	$302
Cost of services	197	-	197
Operating expenses:
Research and development	4,706	7,776	(3,070)
General and administrative	10,064	5,156	4,908
Loss from operations	(14,657)	(12,924)	(1,733)
Other income (expense), net	3,393	(1,483)	4,876
Net loss	$(11,264)	$(14,407)	$3,143

Services Revenue

Services revenue increased from $0.0 million to $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This increase of $0.3 million was the result of Notable’s performing services for others.

Research and Development Expenses

Research and development expenses decreased to $4.7 million from $7.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease of $3.1 million, or 66.0%, was primarily due to the increases and decreases in the following programs (in thousands):

			2023
	Year ended December 31,		Increase
	2023	2022	(Decrease)
Engineering	$829	$2,176	$(1,347)
Medical Affairs	295	284	11
Operational	90	210	(120)
Scientific projects	2,949	3,871	(922)
Volasertib	463	623	(160)
Subtotal	4,626	7,164	(2,538)
Other	80	612	(532)
Total	$4,706	$7,776	$(3,070)

Engineering expenses are costs necessary to support the PPMP platform. Engineering expenses decreased to $0.8 million from $2.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease of $1.3 million, or 61.9%, related to a $0.7 million decrease in payroll and payroll related costs resulting from the reduction in force in during the year ended December 31, 2022 without an increase in payroll during the year ended December 31, 2023, $0.1 million decrease in technology costs, and a $0.6 million decrease in facilities costs.

Medical affairs expenses include costs of clinical planning. Medical affairs expenses remained consistent for the years ended December 31, 2023 and 2022.

Operational expenses are costs to operate the laboratory. Operational expenses decreased to $0.1 million from $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease of $0.1 million, or 57.1%, resulted from a $0.1 million decrease in payroll and payroll related costs.

Scientific projects are exploratory research and development projects. Scientific project expenses decreased $0.9 million, or 23.8%, to $2.9 million for the year ended December 31, 2023 compared to $3.9 million for the year ended December 31, 2022. The decrease is primarily related to a $1.0 million decrease in payroll and payroll related costs, a $0.5 million decrease related to the Fosciclopirox project, offset by a $0.1 million increase in laboratory supplies, a $0.4 million increase in facilities costs and a $0.1 million decrease in depreciation.

Volasertib is a small molecule with certain uses related to cancer. Volasertib expenses decreased to $0.5 million from $0.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease of $0.1 million, or 25.7%, resulted from a $0.1 million decrease in laboratory costs related to Volasertib.

General and Administrative Expenses

General and administrative expenses increased to $10.1 million from $5.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase of $4.9 million, or 95.2%, was due to a $5.3 million increase in third party contractors primarily related to the merger, a $0.3 million increase in insurance expense predominantly related to directors and officers insurance and a $0.3 million increase in stock based compensation, offset by a decrease of $0.8 million in payroll and payroll related expenses and a $0.2 million decrease in depreciation expense.

Other Income (Expense), Net

Other income (expense), net, increased from $1.5 million of other expense, net to $3.4 million of other income, net, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase of $4.9 million, or 328.8%, was primarily due to the loss on the conversion of the Series D SAFEs of $1.7 million, the increase in the derivative fair value of the Series C SAFE and redeemable convertible preferred stock warrant liability of $7.5 million and an increase in interest income of $0.1 million, offset by the forgiveness of debt during the year ended 2022 of $1.0 million related the PPP Loan.

Net Loss

Net loss decreased to $11.3 million from $14.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease of $3.1 million, or 21.8%, was due to the factors described above.

Liquidity, Capital Resources, and Financial Requirements

Overview

For the period from inception through December 31, 2023, Notable has incurred losses and negative cash flows from operation mainly attributable to its development efforts and has an accumulated deficit of $82.3 million. Notable has financed its operations primarily through the issuance of Preferred Shares and SAFE shares and through the cash inflow as a result of the Merger completed on October 16, 2023. Notable does not expect to have positive cash flow for the foreseeable future and does not believe the existing cash resources will be sufficient to sustain operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our products, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we are successful in generating sufficient revenue or in raising sufficient capital in order commercialize our products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.

As of April 1, 2024, Notable has cash and cash equivalents of $8.2 million. Based on the current cash position and the Company’s planned expense run rate, management believes Notable will be able to finance its operations through November 2024. Notable has based this estimate on assumptions that may prove to be wrong and may deplete its capital resources sooner than it expects.

Notable expects to continue to incur significant and increasing operating losses at least for the foreseeable future. Notable does not expect to generate product revenue unless and until it successfully completes development of and obtains regulatory approval for Volasertib, Fosciclopirox, or any other future products. Notable’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and Notable’s expenditures on other research and development activities. Notable anticipates that its expenses will increase substantially in 2024 as Notable advances the clinical development of Volasertib and Fosciclopirox, and operates as a publicly traded company. Notable does not expect positive cash flows from operations in the foreseeable future. Notable management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities until regulatory approval is granted. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about Notable’s ability to continue as a going concern.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in technology, new product announcements and competitive pressures, we may be required to change the current plans.

Future Funding Requirements

Notable expects that it will need to obtain further funding through other public or private offerings of Notable’s capital stock, debt financing, collaboration and licensing arrangements or other sources, the requirements for which will depend on many factors, including:

●	the scope, timing, rate of progress and costs of Notable’s drug development efforts, preclinical development activities, laboratory testing and clinical trials for Notable’s product candidates;

●	the number and scope of clinical programs Notable decides to pursue;

●	the cost, timing and outcome of preparing for and undergoing regulatory review of Notable’s product candidates;

●	the scope and costs of development and commercial manufacturing activities;

●	the cost and timing associated with commercializing Notable’s product candidates, if they receive marketing approval;

●	the extent to which Notable acquires or in-licenses other product candidates and technologies;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing Notable’s intellectual property rights and defending intellectual property-related claims;

●	Notable’s ability to establish and maintain collaborations on favorable terms, if at all;

●	Notable’s efforts to enhance operational systems and Notable’s ability to attract, hire and retain qualified personnel, including personnel to support the development of Notable’s product candidates and, ultimately, the sale of Notable’s products, following FDA approval;

●	Notable’s implementation of operational, financial and management systems; and

●	the costs associated with being a public company.

A change in the outcome of any of these or other variables with respect to the development of any of Notable’s product candidates could significantly change the costs and timing associated with the development of such product candidate. Furthermore, Notable’s operating plans may change in the future, and Notable will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans.

Adequate additional funding may not be available to Notable on acceptable terms, or at all. If Notable is unable to raise capital in sufficient amounts or on terms acceptable to it, Notable may have to significantly delay, scale back or discontinue the development or commercialization of Volasertib and Fosciclopirox, or any future product, or potentially discontinue operations.

To the extent that Notable raises additional capital through the sale of equity or convertible debt securities, the ownership interest of Notable shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of Notable Ordinary Shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting Notable’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If Notable raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, Notable may be required to relinquish valuable rights to Notable’s technologies, future revenue streams, research programs or proposed products, or to grant licenses on terms that may not be favorable to Notable. If Notable is unable to raise additional funds through equity or debt financings when needed, Notable may be required to delay, limit, reduce or terminate Notable’s drug development or future commercialization efforts or grant rights to develop and market any future product, that Notable would otherwise prefer to develop and market ourselves.

Because Notable is currently engaged in research at a relatively early stage, it will take a significant amount of time and resources to develop any product or intellectual property capable of generating sustainable revenues. Accordingly, Notable’s business is unlikely to generate any sustainable operating revenues in the next several years, and may never do so. In addition, to the extent that Notable is able to generate operating revenues, there can be no assurances that Notable will be able to achieve positive earnings and operating cash flows.

Cash Flows

Comparisons of the Years Ended December 31, 2023 and December 31, 2022

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Year ended December 31,		Increase
	2023	2022	(Decrease)
Cash used in operating activities	$(13,716)	$(11,642)	$(2,074)
Cash provided by investing activities	15,540	924	14,616
Cash provided by financing activities	7,822	9,898	(2,076)

Net increase (decrease) in cash and cash equivalents	$9,646	$(820)	$10,466

Cash Flows used in Operating Activities

Net cash used in operating activities was $13.7 million and $11.6 million for the years ended December 31, 2023 and 2022, respectively, representing an increase of $2.1 million or approximately 17.8%. The increase was primarily due to an increase in prepaid insurance related to the directors’ and officers’ insurance of approximately $0.9 million and other working capital increases.

Cash Flows from Investing Activities

Net cash from investing activities was $15.5 million for the year ended December 31, 2023 and $0.9 million for the year ended December 31, 2022, representing an increase of $14.6 million or approximately 1,581.8%. The increase was primarily due to cash received related to the merger.

Cash Flows from Financing Activities

Net cash from financing activities was $7.8 million for the year ended December 31, 2023 and $9.9 million for the year ended December 31, 2022, representing a decrease of $2.1 million or approximately 21.0%. For 2023, the amounts represent net proceeds from issuance of convertible preferred stock and related SAFE Agreements. For 2022, such amounts represent net proceeds received from option exercises, issuance of convertible preferred stock, issuance of the Oncoheroes SAFE agreement.

Critical Accounting Policies and Use of Estimates

Notable’s discussion and analysis of its financial condition and results of operations are based on Notable’s financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires Notable to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in Notable’s financial statements. On an ongoing basis, Notable evaluates its estimates and judgments, including those related to accrued expenses, valuation allowance on deferred tax assets and valuation of intangible assets. Notable bases its estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the Notes to Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-Based Compensation Expense

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

We have used the Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by Notable are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments that do not vest immediately upon grant are recorded as an expense over the vesting period.

Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Financial instruments such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the balance sheet are categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Warrants issued pursuant to equity offerings that are potentially exercisable in cash or on a cashless basis resulting in a variable number of shares being issued are considered derivative liabilities and therefore measured at fair value.

Warrants to Purchase Redeemable Convertible Preferred Stock

Notable measures its Series C Warrant liability, classified as a Level 3 liability, at fair value on a recurring basis with the change in fair value recorded in the consolidated statements of operations and comprehensive loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value is determined using an option-pricing backsolve method. The fair value of the Series C Warrant Liability as of December 31, 2023, was determined using the Black-Scholes option-pricing model to estimate the warrant fair values.

Accrued Research and Development Costs

Notable accrues for expenses resulting from obligations under contracts with clinical research organizations (CROs). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided. Notable’s objective is to reflect the appropriate trial expense in the financial statements by matching the appropriate expenses with the period in which services and efforts are expended.

Redeemable Convertible Preferred Stock

Notable records redeemable convertible preferred stock at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred stock, as of December 31, 2022, has been classified outside of stockholders’ deficit as temporary equity on the accompanying balance sheet because the shares contain certain redemption features that are not solely within the control of the Company. The redeemable convertible preferred stock was not generally redeemable; however, upon certain change in control events including liquidation, sale or transfer of control of Notable, holders of the redeemable convertible preferred stock had the right to receive its liquidation preference under the terms of Notable’s certificate of incorporation. The carrying values of the redeemable convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur.

Redeemable Convertible Preferred Stock Warrant Liabilities

Notable classifies warrants to purchase redeemable convertible preferred stock as liabilities at fair value when the underlying shares are contingently redeemable and adjusts the instruments to fair value at each reporting period. The warrants to purchase redeemable convertible preferred stock are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized as a component of other income, net in the consolidated statements of operations and comprehensive loss. We use the Black-Scholes option-pricing model to estimate the fair value of the convertible preferred stock warrants. Offering costs associated with the issuance of redeemable convertible preferred stock warrant liabilities are allocated on a relative basis and expensed as incurred. Following the Merger, these warrants are now convertible into Ordinary Shares.

Revenue Recognition

During the year ended December 31, 2023, Notable’s central revenue generating activities and performance obligations consisted of performing diagnostic services using its proprietary platform that was utilized by entities primarily engaged in their own research and development efforts to identify therapeutic combinations in a more targeted and efficient method of drug discovery. These activities do not represent its major and ongoing central operations.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of December 31, 2023 and 2022. Notable has not recorded any contract assets as of December 31, 2023 and 2022 as Notable has not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial costs of services are recorded in operating expenses.

In accordance with FASB ASC 606, Revenue from Contracts with Customers, Notable recognizes revenue when it satisfies performance obligations, by transferring promised goods or services to customers, in an amount that reflects the consideration to which Notable expects to be entitled in exchange for fulfilling those performance obligations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear beginning on page F-1 of this Annual Report for the year ended December 31, 2023.

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

Our management, including our CEO and CFO, conducted an evaluation, pursuant to Rule 13a-15(c) promulgated under the Exchange Act, of the effectiveness, as of the end of the period covered by this Annual Report, of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information relating to our executive officers and directors, including their ages as of April 1, 2024.

Name	Age	Position
Executive Officers and Executive Director
Thomas Bock	59	Chief Executive Officer and Director
Scott A. McPherson	62	Chief Financial Officer
Joseph Wagner	56	Chief Scientific Officer

Non-Executive Directors
Tuomo Pätsi (1)	59	Chairman of the Board of Directors
Peter Feinberg (1)	63	Director
Michele Galen (1)	67	Director
Michael Rice (1)	59	Director

External Directors
Thomas I. H. Dubin (1) (2)	62	External Director
Thomas Graney (1) (2)	59	External Director

(1)	Independent director under the rules of Nasdaq.
(2)	External director as defined under Israeli law.

Executive Officers

Dr. Thomas A. Bock, Chief Executive Officer and Director. Dr. Thomas Bock, age 59, joined Notable as a Director in October 2020, was appointed as its interim Chief Executive Officer in February 2021 and was appointed as Chief Executive Officer on a permanent basis in April 2021. Dr. Bock has more than 20 years of biotechnology industry experience plus 10 years of experience in academic medicine and research. From December 2020 to March 2021 he served as a senior advisor to Ordaos, an AI drug design and development company. From July 2020 to January 2021 he served as a founder and CEO of Tirili LLC, an early-stage health technology company. Triggered by his spouse’s inherited BRCA cancer diagnosis, Dr. Bock founded HeritX, and between March 2015 and February 2019, served as CEO and Director of HeritX Inc., a pioneer in cancer prevention through pre-cancer vaccines, immunoprevention, and gene repair. Previously, he served as Senior Vice President Medical Affairs on the executive management team of Alexion Pharmaceuticals, building a start-up into a global leader in ultra-rare disorders. Before joining Alexion, Dr. Bock built and led the worldwide Medical Affairs Departments of Novartis Oncology and Celgene as their Vice President and Global Head of Medical Affairs. Prior to Celgene, Dr. Bock served as the Medical Director of Amgen Europe for hematology and oncology. Prior to joining the biopharmaceutical industry, Dr. Bock worked in medical practice and research in the fields of cancer, stem cell biology, and gene therapy at European medical centers and the US National Human Genome Research Institute. Dr. Bock earned his M.D. at RWTH Aachen University and his M.B.A. at Columbia Business School. Dr Bock has also served as the Board Chair of Columbia Business School’s Healthcare Advisory Board. Based on his extensive management and scientific experience across the biopharmaceutical industry and academic medicine, Notable believes Dr. Bock is qualified to be on the Board.

Joseph Wagner, Chief Scientific Officer. Dr. Joseph Wagner, age 56, joined Notable in June 2020 and has more than 20 years of experience developing therapeutics and diagnostics. Dr. Wagner previously served as the Executive Director of University of California Drug Discovery Consortium from September 2017 to February 2020 and was an independent consultant from March 2020 to May 2020, prior to joining Notable. A pharmacologist by training, Dr. Wagner has spent the majority of his biotechnology industry career focused on building teams and organizations primarily focused on developing small molecule and biologic therapeutics from bench studies through to Phase 2 clinical trials at companies including BriaCell Therapeutics, OncoCyte and Cell Targeting, where he served in CEO/CTO roles. Dr. Wagner has led programs in a variety of indications, including oncology, neurology and cardiovascular disease, and has led bioinformatic efforts to develop novel targets, biomarkers and companion diagnostics. Dr. Wagner received his bachelor’s in neuroscience from the University of Rochester and his Ph.D. in pharmacology from Duke University.

Scott A. McPherson, Chief Financial Officer. Mr. McPherson, age 62, has served as Notable’s Chief Financial Officer since March 2023. Mr. McPherson previously served as Chief Financial Officer of Rego Payment Architectures, Inc., an OTC-listed provider of financial services software, from July 2015 until August 2022. Mr. McPherson was hired as a part-time controller for US Environmental, Inc. in September 2019 and upon the death of the owner has served as interim Chief Executive Officer since March 2022. US Environmental, Inc. is an environmental services company primarily involved in the transportation and disposal of environmental waste. Mr. McPherson also served as the Chief Financial Officer of VerifyMe, Inc. from December 1, 2014 through July 15, 2017 and from December 2012 to October 2013. VerifyMe, Inc. is a public company that provides high-tech solutions in the field of authenticating people and products. Mr. McPherson from April 2015 to July 2015 was the Chief Executive Officer and was the Chief Financial Officer of CannLabs, Inc. from June 2014 to July 2015. Prior to that, Mr. McPherson served as the Chief Financial Officer of Rego Payment Architectures, Inc., from August 2010 through November 2012. Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax and litigation support services for numerous clients in various industries. The firm has successfully assisted small public companies by developing procedures for them to implement, in order to initially comply and maintain compliance with the Sarbanes-Oxley Act. All of these services are conducted under the direction of Mr. McPherson.

External and Non-Executive Directors

Tuomo Pätsi. Mr. Pätsi, age 59, has over 30 years of experience working in the biotech and pharmaceutical industries. Since March 2022, Mr. Pätsi has served as an advisor to various biopharma companies and investors. Between July 2020 and February 2022, he served as the Executive Vice President of Seagen Inc. (Nasdaq: SGEN), a US-based cancer-focused biotechnology company. Between November 2012 and June 2020, he served in various capacities at Celgene Corp., which was later acquired by Bristol-Myers Squibb Company (NYSE: BMY), including serving as the President of the EMEA region and Worldwide Markets and President of European and International Operations, engaged primarily in the development, and commercialization of therapies for the treatment of cancer. Mr. Patsi participated in strategic deals and partnerships and co-led the international commercial integration of Celgene and Bristol-Myers Squibb Company. Prior to his work at Celgene, Mr. Pätsi served as Vice President of Europe for Human Genome Science, and over a period of 11 years he served in roles of increasing responsibility at Amgen Inc., in Europe and the United States. Mr. Pätsi has served as board member of Aqsens Health since April 2023 and as a non-executive director of Faron Pharmaceuticals Ltd. (AIM London: FARN, Nasdaq Helsinki First North: FARON), since March 2023. Mr. Pätsi is a registered pharmacist and holds an MSc in pharmacology from the School of Pharmacy, Helsinki University. Notable believes that Mr. Pätsi is qualified to serve on its board of directors due to his extensive management skills and experience in the biotechnology and pharmaceutical industries.

Thomas I. H. Dubin. Mr. Dubin, age 62, is a pharmaceutical executive and attorney. During the last five years Mr. Dubin has served as an advisor and board member to various biopharma and other companies. From 2001 through 2013 he was the Chief Legal Officer and member of the core executive team that grew Alexion Pharmaceuticals (“Alexion”) from development stage to membership in the S&P 500. At Alexion, Mr. Dubin led legal, government affairs, pricing and reimbursement, human resources, corporate communications, and other functions, and held commercial responsibility for the company’s Australasia region. Prior to Alexion, Mr. Dubin served as Vice President and General Counsel of ChiRex, Inc. and Assistant General Counsel of Warner-Lambert Company. Mr. Dubin began his career as a corporate attorney with Cravath, Swaine & Moore in New York City. Mr. Dubin currently serves as Executive Chair of Cellphire Therapeutics, Chair of Norwalk Hospital, board member of Connecticut Innovations, member of the Yale School of Public Health Leadership Council and advisory board member of Mythic Pharmaceuticals. Mr. Dubin was a board member of BioBlast Pharmaceuticals (Nasdaq: ORPN) from 2015 to 2018, and a trustee of American Jewish World Service from 2014 to 2021. Mr. Dubin received his J.D. from New York University School of Law, his M.P.H. from Yale University School of Public Health and his B.A. from Amherst College, cum laude. Notable believes that Mr. Dubin is qualified to serve on its board of directors due to his extensive legal and business skills and experience in the biotechnology industry.

Peter Feinberg. Mr. Feinberg, age 63, has over 30 years of experience in the financial services industry. Since April 2020, Mr. Feinberg has been a founder of Sporos Bioventures, Inc, a private biotechnology company focused on transforming the drug development process across oncology. Since June 2019, Mr. Feinberg has served as Partner and Founding Member of Boxcar Partners and Boxcar PMJ LP, a venture capital investment firm with a focus on biotechnology investing. Since October 2018, Mr. Feinberg has also been the co-founder of Emerging Security Solutions. Mr. Feinberg is the co-founder of BridgeBio Pharma, Inc. (Nasdaq: BBIO), a publicly traded biotechnology company focusing on genetic diseases, which he helped found in December, 2014. Previously, Mr. Feinberg served as a Managing Director and Head of Institutional Equities Trading at Oppenheimer & Co, with his tenure ranging from July 1982 to December 2015. Mr. Feinberg has served on the board of directors of Immuneering Corporation (Nasdaq: IMRX), a biotechnology company that aims to apply bioinformatics to create a new approach to drug discovery, since 2021. Mr. Feinberg received his B.S. in finance from Whittier College. Notable believes that Mr. Feinberg is qualified to serve on its board of directors due to his extensive leadership skills and experience in the financial and biotechnology industries.

Michele Galen. Ms. Galen, age 67, from July 2016 to the present, has served as an executive and leadership development coach and organizational consultant for biopharma executives. Ms. Galen was the SVP & Chief Communications Officer of Shire Pharmaceuticals PLC (now Takeda), from April 2015 to June 2016. Previously, Ms. Galen was the Global Head of Communications for Novartis AG based in Basel Switzerland, from January 2012 to January 2015. Prior to this appointment, Ms. Galen served as Vice President and Global Head Communications and Advocacy for Novartis Pharma; Vice President and Global Head, Oncology Affairs; Vice President and Global Head, Communications and External Affairs for Novartis Molecular Diagnostics; and Vice President, Corporate Communications for Novartis Pharmaceuticals Corporation (“NPC”). Prior to joining NPC, Ms. Galen was a Managing Director in the Corporate Practice at a leading global public relations firm in New York specializing in change communication, issues management and strategic philanthropy. She also is an award-winning journalist and served as Legal Affairs and Social Issues Editor at Business Week magazine. Ms. Galen was a director of Cardax, Inc. from January 2017 to October 2021 and served as a board member of the Global Health Council, and Global Oncology. Ms. Galen is a member of the New York State Bar and practiced at Stroock, Stroock + Lavan, and Skadden, Arps, Slate, Meagher & Flom. Ms. Galen received her J.D. from New York University School of Law, her M.S. in journalism from Columbia University and her bachelor’s degree in psychology from The George Washington University. Notable believes that Ms. Galen is qualified to serve on its board of directors due to her extensive communication, organizational change and business and patient advocacy experience in the biotechnology and media/public relations industry. Notable believes that Ms. Galen is qualified to serve on its board of directors due to her extensive experience in the biotechnology and pharmaceutical industries.

Thomas Graney. Mr. Graney, age 59, has extensive global finance experience that spans corporate development, commercial strategy, portfolio management and supply chain management, communication, and investor relations. Mr. Graney served as the Chief Executive Officer of Oxurion NV from May 2021 to December 2023. Prior to his promotion to Chief Executive Officer, Mr. Graney served as the Chief Financial Officer of Oxurion NV from October 2020. From February 2019 to April 2020, Mr. Graney served as the Chief Financial Officer of Generation Bio. Prior to that, Mr. Graney was Chief Financial Officer of Vertex Pharmaceuticals Inc. from September 2017 to February 2019 and the Chief Financial Officer and Senior Vice President of Corporate Strategy at Ironwood Pharmaceuticals, from September 2014 to September 2017. Prior to Ironwood pharmaceuticals, Mr. Graney spent more than 20 years working with Johnson & Johnson and its affiliates, serving for four years as worldwide Chief Financial Officer of Ethicon. Mr. Graney currently serves as a board member and chair of the Audit Committee of Mogrify Ltd. and was a board member at AC Immune SA from 2017 to 2023. Mr. Graney is a Chartered Financial Analyst charterholder; he received his B.S. in accounting from the University of Delaware, and his M.B.A. in Marketing, Finance, and International Business from the Leonard N. Stern School of Business at New York University. Notable believes that Mr. Graney is qualified to serve on its board of directors due to his extensive financial skills and experience in the biotechnology and pharmaceutical industries.

Michael Rice. Mr. Rice, age 59, has served on VBL’s board of directors since July 2021. Mr. Rice has deep experience in portfolio management, investment banking, and capital markets. Mr. Rice is a founding partner of LifeSci Advisors LLC, a life sciences investor relations consultancy, since 2010 and of LifeSci Capital LLC, a research-driven investment bank, since 2013. Previously, Mr. Rice was the co-head of Health Care Investment Banking at Canaccord Adams, where he was involved in debt and equity financing. Mr. Rice was also a managing director at Think Equity Partners, where he was responsible for managing Healthcare Capital Markets, which included structuring and executing numerous transactions. Prior to that, he served as a managing director at Bank of America serving large hedge funds and private equity healthcare funds while working closely with Investment Banking. Previously, he was a managing director at JP Morgan/Hambrecht & Quist. Mr. Rice graduated from the University of Maryland with a degree in Economics and currently sits on the board of 9 Meters Biopharma Inc. (Nasdaq: NMTR) and Navidea Biopharmaceuticals, Inc. (NYSE: NAVB). Notable believes Mr. Rice is qualified to serve on its board of directors because of his extensive financial and industry background.

Committees of the Board of Directors

Notable has three standing committees to assist in fulfilling its responsibilities to its shareholders: the Audit Committee, the Compensation Committee, and the Nominating Committee. The committees of Notable’s board of directors will operate pursuant to and apply Notable’s written charters and corporate governance policies.

Notable’s board of directors has an Audit Committee which supervises the audit and financial procedures of the Notable and is responsible for the selection of the Notable’s independent registered public accounting firm. The members of the Audit Committee are Thomas Graney (Chair), Thomas Dubin, Peter Feinberg and Michael Rice. Notable’s board of directors has determined that each member of the Audit Committee is an “independent director” within the meaning of the applicable NASDAQ Listing Rules and applicable SEC rules under the Exchange Act.

Notable’s board of directors has a Compensation Committee, which is responsible for, among other things, assisting the board of directors in overseeing the executive compensation strategy and reviewing and approving the compensation of our executive officers and for the administration of the employee benefit plans. The Compensation Committee will also be responsible for reviewing and approving the compensation of Notable’s directors. Except as specified in “Compensation Discussion and Analysis” below, the executive officers do not determine executive or director compensation but provide information and recommendations to the Compensation Committee upon its request. The members of the Compensation Committee are Thomas Dubin (Chair), Michele Galen, Thomas Graney and Michael Rice. Notable’s board of directors has determined that each member of the Compensation Committee is an “independent director” within the meaning of the applicable NASDAQ Listing Rules and applicable SEC rules under the Exchange Act.

Notable’s board of directors has a Nominating Committee which is responsible for recommending to the independent directors the nominees for election to Notable’s board of directors at the annual meeting of the shareholders. When reviewing candidates for Notable’s board of directors, the Nominating Committee and the independent members of Notable’s board of directors consider the evolving needs of Notable’s board of directors and seek candidates that fill any current or anticipated future needs. The members of the Nominating Committee are Tuomo Patsi (Chair), Peter Feinberg and Thomas Graney. Notable’s board of directors has determined that each member of the Nominating Committee is an “independent director” within the meaning of the applicable NASDAQ Listing Rules and applicable SEC rules under the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our directors and employees, including our CEO and CFO, or other persons performing similar functions. The full text of the Code of Business Conduct and Ethics can be obtained, without charge, upon request addressed to: Corporate Secretary, Notable Labs, Ltd., 320 Hatch Drive, Foster City, CA 94404. If we make any substantive amendments to, or grant any waivers from, our Code of Business Conduct and Ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on Notable’s review of copies of such forms received by Notable, and on representations made to us, we believe that during the year ended December 31, 2023, all filing requirements applicable to all officers, directors and greater than 10% beneficial shareholders were timely complied with.

Item 11.	EXECUTIVE COMPENSATION

The disclosure required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on February 16, 2024 is incorporated by reference herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure required by Item 403 of Regulation S-K contained in the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission on February 16, 2024 is incorporated by reference herein.

Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans as of December 31, 2023.

Number of
securities
remaining
available for
future
issuance
under equity
	Number of		compensation
	securities to	Weighted-	plans
	be	average	(excluding
	issued upon	exercise	securities
	exercise of	price of	reflected
	outstanding	outstanding	in column
	options and stock appreciation rights	options	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	284,437	$49.67	305,626
Equity compensation plans not approved by security holders	-	$-	-

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Described below are all transactions occurring since January 1, 2022 and all currently proposed transactions to which Notable was a party and in which:

●	the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of the total assets of either Notable at December 31, 2023 and 2022); and

●	any director, executive officer, holder of 5% or more of any class of the outstanding capital stock of Notable, or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

In February 2023, Notable entered into a master service agreement with LifeSci Advisors for investor relations services, with an approximate monthly retainer of $20,000. Pursuant to the master service agreement, Notable can terminate LifeSci Advisors agreement (as can LifeSci Advisors) for any reason by giving six (6) months prior written notice of termination. Michael Rice, a director of Notable, is a principal of LifeSci Advisors.

In February 2022, Notable Labs, Inc. commenced an offering of simple agreements for future equity (“Series C SAFEs”). From February through March 2022, Notable Labs Inc. received an aggregate of approximately $4.0 million from the sale of the Series C SAFEs. Approximately 64.9% of the financing from the sale of the Series C SAFEs was received from parties who are related to or affiliated with members of Notable Labs, Inc.’s former board of directors.

Beginning on February 21, 2023, Notable Labs, Inc. sold an aggregate of approximately $4.4 million of Series D SAFEs to the SAFE Investors as part of the Pre-Closing Financing. Approximately 46.0% of the financing was received from parties who were related to or affiliated with members of Notable Labs, Inc.’s former board of directors. The Series D SAFEs converted into shares of Notable’s Series D-1 Preferred Stock at a 30% discount to the price to be paid by the Investors in the Series D Financing.

During 2023, prior to the closing of the Merger, Notable Labs, Inc. sold an aggregate of approximately $6.0 million in Series D-2 Preferred Stock. Approximately 34.3% of such financing (not including amounts received from the sale of the Series D SAFEs) was committed from parties who are related to or affiliated with members of Notable Labs, Inc.’s former board of directors.

Director Independence

As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent”, as affirmatively determined by the board of directors. The Notable Board has determined that the directors are expected to be independent within the meaning of the applicable listing standards. Each of the 7 directors, other than Thomas A. Bock, qualifies as “independent” under applicable Nasdaq rules.

External Directors

Under the Companies Law, an Israeli company whose shares have been offered to the public or whose shares are listed for trading on a stock exchange in or outside of Israel is required to appoint at least two external directors to serve on its Board of Directors. Such external directors are not required to be Israeli residents in case of a company listed on a foreign stock exchange (such as NASDAQ). External directors must meet stringent standards of independence. Our external directors are Mr. Dubin and Mr. Graney.

The Companies Law provides that an individual person is not qualified to be nominated and appointed or to serve as an external director if (i) the nominee is a relative of a “controlling shareholder” of the company, or (ii) if the nominee or the nominee’s relative, partner, employer, other person to whom the nominee is a subordinate, directly or indirectly, or a corporation under the control of the above has or had any prohibited affiliation or other disqualifying relationship (as defined below), at the time of the appointment or during the two years preceding the date of appointment as an external director, with: (a) the company, with any person who owns control over the company (i.e. a “controlling shareholder”) or a relative of such controlling shareholder, or with any corporation that at the time of the appointment or during the two years preceding the date of appointment is controlled by the company or its controlling shareholder; or (b) in the case of a company with no controlling shareholder or a shareholder holding at least 25% of its voting rights, a person then serving as the Chairman of the board, the Chief Executive Officer of the company, a holder of 5% or more of the issued share capital or voting power in the company, or the chief financial officer of the Company.

The term “controlling shareholder” means a shareholder with the ability to direct the activities of the company, other than by virtue of being an office holder. A shareholder is presumed to have “control” of the company and thus to be a controlling shareholder of the company if the shareholder holds 50% or more of the “means of control” of the company. “Means of control” is defined as (1) the right to vote at a general meeting of a company or a corresponding body of another corporation; or (2) the right to appoint directors of the corporation or its general manager. For the purpose of determining the holding percentage stated above, two or more shareholders who have a personal interest in a transaction that is brought for the company’s approval are deemed as joint holders.

The term “relative” is defined under the Companies Law as a spouse, sibling, parent, grandparent, or descendant; spouse’s sibling, parent, or descendant; and the spouse of each of the foregoing persons.

Under the Companies Law, the term “(prohibited) affiliation” and the similar types of prohibited relationships include (subject to certain exceptions regarding relationships deemed negligible under the Companies Law and the regulations promulgated thereunder):

●	an employment relationship;
●	a business or professional relationship maintained on a regular basis or by means of control (and with respect to an already serving external director – even if such relations are not maintained on a regular basis (excluding insignificant relationships), and including if one had accepted consideration not in compliance with the Companies Law and regulations promulgated thereunder; and
●	Serving as an office holder, excluding serving as a director in a private company prior to the initial public offering of its shares if such director were appointed as a director of the private company in order to serve as an external director following the initial public offering.

The term “office holder” is defined under the Companies Law as the Chief Executive Officer, general manager, chief business manager, deputy general manager, vice general manager, any other person assuming the responsibilities of any of the above positions regardless of that person’s title, and a director, or a manager directly subordinate to the Chief Executive Officer or general manager.

In addition, no person may serve as an “external director” if that person’s position or professional or other activities create, or may create, a conflict of interest with that person’s responsibilities as a director or otherwise interfere with that person’s ability to serve as an external director or if the person is an employee of the Israel Securities Authority or of an Israeli stock exchange.

A person may furthermore not continue to serve as an external director if he or she received direct or indirect compensation from the company including amounts paid pursuant to his or her service as an external director, other than as permitted by the Companies Law and the regulations promulgated thereunder.

Following the termination of an external director’s service on a Board of Directors, the company, its controlling shareholder, or any entity under its controlling shareholder’s control may not provide such former external director and his or her spouse and children with a direct or indirect benefit. This includes engagement as an office holder or director of the company or a company controlled by its controlling shareholder or employment by, or provision of services to, any such company for consideration, either directly or indirectly, including through a corporation controlled by the former external director. This restriction extends for a period of two years with regard to the former external director and his or her spouse or children, and for one year with respect to other relatives of the former external director.

If, at the time at which an external director is appointed, all members of the Board of Directors, who are not controlling shareholders or relatives of controlling shareholders of the company are of the same gender, the external director to be appointed must be of the other gender.

According to regulations promulgated under the Companies law, at least one of the external directors is required to have “financial and accounting expertise,” unless another member of the audit committee, who is an independent director under the NASDAQ Stock Market rules, has “financial and accounting expertise,” and the other external director or directors are required to have “professional expertise”.

An external director may not be appointed to an additional term unless: (1) such director has “accounting and financial expertise;” or (2) he or she has “professional proficiency,” and on the date of appointment for another term there is another external director who has “accounting and financial expertise” and the number of “accounting and financial experts” on the Board of Directors is at least equal to the minimum number determined appropriate by the Board of Directors. We have determined that both Mr. Dubin and Mr. Graney have accounting and financial expertise (and the remaining directors have professional proficiency).

A director has “professional expertise” if he or she satisfies one of the following requirements: (1) the director holds an academic degree in either economics, business administration, accounting, law or public administration, (2) the director either holds an academic degree in any other field or has completed another form of higher education in the company’s primary field of business or in an area which is relevant to his or her office as an external director in the company, or (3) the director has at least five years of experience serving in any one of the following, or at least five years of cumulative experience serving in two or more of the following capacities: (a) a senior business management position in a company with a substantial scope of business, (b) a senior position in the company’s primary field of business or (c) a senior position in public administration.

Under the Companies Law, external directors are elected by a majority vote at a shareholders’ meeting, so long as either:

●	at least a majority of the shares held by shareholders who are not controlling shareholders and do not have personal interest in the appointment (excluding a personal interest that did not result from the shareholder’s relationship with the controlling shareholder) have voted in favor of the proposal (shares held by abstaining shareholders shall not be considered); or
●	the total number of shares of such shareholders voted against the election of the external director does not exceed 2% of the aggregate voting rights of our Company.

The Companies Law provides for an initial three-year term for an external director. Thereafter, an external director may be reelected by shareholders to serve in that capacity for up to two additional three-year terms, with certain exceptions as explained below, provided that:

(1)	his or her service for each such additional term is recommended by one or more shareholders holding at least one percent of the company’s voting rights and is approved at a shareholders meeting by a disinterested majority, where the total number of shares held by non-controlling, disinterested shareholders voting for such reelection exceeds two percent of the aggregate voting rights in the company and subject to additional restrictions set forth in the Companies Law with respect to affiliation of the external director nominee;
(2)	his or her service for each such additional term is recommended by the Board of Directors and is approved at a shareholders meeting by the same disinterested majority required for the initial election of an external director (as described above); or
(3)	the external director offered his or her service for each such additional term and was approved in accordance with the provisions of section (1) above.

The term of office for external directors for Israeli companies traded on certain foreign stock exchanges, including the NASDAQ Stock Market, may be extended indefinitely in increments of additional three-year terms, in each case provided that the audit committee and the Board of Directors of the company confirm that, in light of the external director’s expertise and special contribution to the work of the Board of Directors and its committees, the reelection for such additional period(s) is beneficial to the company, and provided that the external director is reelected subject to the same shareholder vote requirements as if elected for the first time (as described above). Prior to the approval of the reelection of the external director at a general shareholders meeting, the company’s shareholders must be informed of the term previously served by him or her and of the reasons why the Board of Directors and audit committee recommended the extension of his or her term.

External directors may be removed only by the same special majority of shareholders required for their election or by a court, and in both cases only if the external directors cease to meet the statutory qualifications for their appointment or if they violate their duty of loyalty to our company. In the event of a vacancy created by an external director which causes the company to have fewer than two external directors, the Board of Directors is required under the Companies Law to call a shareholders meeting as soon as possible (and within three months) to appoint such number of new external directors in order that the company thereafter has two external directors.

External directors may be compensated only in accordance with regulations adopted under the Companies Law. Compensation of an external director is determined prior to his or her appointment and, subject to certain exceptions, may not be changed during his or her term.

The definition of “independent director” under NASDAQ Listing Rules and the definition of “external director” under the Companies Law overlap to a significant degree such that we would generally expect any director serving as external directors under the Companies Law to satisfy the requirements to be independent under NASDAQ Listing Rules. However, it is possible for a director to qualify as an “external director” under the Companies Law without qualifying as an “independent director” under NASDAQ Listing Rules, or vice-versa. The definition of “external director” under the Companies Law includes a set of statutory criteria that must be satisfied, including criteria whose aim is to ensure that there is no factor that would impair the ability of the external director to exercise independent judgment. The definition of “independent director” under NASDAQ Listing Rules specifies similar, if slightly less stringent, requirements in addition to the requirement that the Board of Directors consider any factor which would impair the ability of the independent director to exercise independent judgment. In addition, external directors serve for a period of three years (and for no more than two additional three-year terms) pursuant to the requirements of the Companies Law. However, a special majority of shareholders must elect “external directors” while “independent directors” may be elected by an ordinary majority.

Each committee of the Board of Directors that exercises the powers of the Board of Directors must include at least one external director. The audit committee and the compensation committee must include all external directors then serving on the Board of Directors and the audit committee should be comprised of a majority of directors who are defined as independent under Israeli law; the external directors must be the majority of the members of the compensation committee. The Chairman of the audit committee and of the compensation committee must be an external director.

Under the regulations pursuant to the Companies Law, certain exemptions and reliefs with respect to external directors and independent directors are granted to companies whose securities are traded outside of Israel. Notable may use these exemptions and reliefs.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The disclosure set forth in the proposal regarding the approval of the Registrant’s independent registered public accounting firm contained in the Registrant’s definitive proxy statement, filed with the Securities and Exchange Commission on February 16, 2024, is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
(A)(1)	Financial Statements

The consolidated financial statements of Notable Labs, Ltd. appear after Item 16 of this report.

(A)(2)	Financial Statement Schedules

None.

(A)(3)	Exhibits

2.1++	Agreement and Plan of Merger, dated as of February 22, 2023, by and among Vascular Biogenics, Ltd., Vibrant Merger Sub, Inc. and Notable Labs, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023.

3.1	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.1 of the Annual Report on Form 10-K filed with the SEC on March 14, 2023).

3.2	Memorandum of Association of the Registrant (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K filed with the SEC on March 14, 2023).

3.3	Amendment to Articles of Association of the Registrant, dated October 16, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2023).

4.1	Form of Certificate for Ordinary Shares (incorporated by reference to Exhibit 4.2 of Registration Statement on Form F-1 filed with the SEC on July 29, 2014).

10.1*	Employee Ownership and Share Option Plan (2011) of Vascular Biogenics Ltd., and form of agreement thereunder (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form F-1 filed with the SEC on June 6, 2014).

10.2*	Employee Share Ownership and Option Plan (2014) of Vascular Biogenics Ltd., and form of Capital Gains Option Agreement thereunder (incorporated by reference to Exhibit 10.17 of the Registration Statement on Form F-1 filed with the SEC on June 25, 2014).

10.3*	Vascular Biogenics Ltd. Inducement Plan (2022) of Vascular Biogenics Ltd. and form of award agreements thereunder (incorporated by reference to Exhibit 99.1 of the Current Report on Form 6-K filed with the SEC on February 15, 2022).

10.4*	Form of Release and Indemnification Agreement entered into between Vascular Biogenics Ltd. and its officers and directors (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form F-1 filed with the SEC on June 25, 2014).

10.5*	Restated Executive Employment Agreement between Vascular Biogenics Ltd. and Dror Harats, dated January 20, 2022 (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.6*	Restated Consulting and Services Agreement between Vascular Biogenics Ltd. and Grand H Services Ltd., dated January 20, 2022, as amended on August 23, 2022 (incorporated by reference to Exhibit 10.6 of the Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.7*	Employment Offer Letter between Vascular Biogenics Ltd. and Sam Backenroth, dated October 4, 2021 (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K filed with the SEC on March 14, 2023).

10.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 6-K filed with the SEC on April 12, 2021).

10.9+	Exclusive License Agreement by and between Notable Labs, Inc. and Oncoheroes Biosciences Inc. dated October 1, 2021 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.10	Side Letter by and between Boehringer Ingelheim International GmbH and Oncoheroes Biosciences Inc. dated August 1, 2019, as amended by Amendment #1 effective on April 5, 2020 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.11+	Co-Development and Profit-Sharing Agreement between Notable Labs, Inc. and CicloMed LLC dated July 20, 2021 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.12	Standard Industrial/Commercial Single-Tenant Lease by and between Hatch Drive Associates and the Notable Labs, Inc., dated as of March 25, 2019 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.13	First Amendment to Lease Agreement by and between Hatch Drive Associates, LLC and Notable Labs, Inc., dated as of April 27, 2023 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.14*	2015 Stock Plan of Notable Labs, Inc. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.15	Form of Series C Warrant Agreement between Notable Labs, Inc. and purchasers of Series C-1 Preferred Stock, dated June 2021 (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.16	Form of Stock Option Award Agreement between Notable Labs, Inc. and purchasers of Series C-1 Preferred Stock, dated June 2021 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.17++	Stock Purchase Agreement between Notable Labs, Inc. and investors party thereto dated February 22, 2023 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.18*	Amended and Restated Employment Agreement by and between Notable Labs, Inc. and Thomas Bock dated April 30, 2021 (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.19*	Employment Agreement by and between Notable Labs, Inc. and Joseph Wagner dated June 15, 2020 (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.20*	Engagement Letter by and between Notable Labs, Inc. and Scott A. McPherson dated March 1, 2023 (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the SEC on September 5, 2023).

10.21*	Form of Release and Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on October 16, 2023).

10.22+	Asset Purchase Agreement by and between Immunewalk Therapeutics Inc. and Vascular Biogenics Ltd., dated as of October 1, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 2, 2023).

21.1	Subsidiaries of the Registrant

23.1	Consent of Withum Smith+Brown, PC

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97	Clawback Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File.

*	Denotes management compensation plan, agreement or arrangement.

+	Portions of this Exhibit (indicated with [****]) have been omitted as the Registrant has determined that (i) the omitted information is not material and (ii) the omitted information would likely cause competitive harm to the Registrant if publicly disclosed.

++	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTABLE LABS, LTD.

Date: April 11, 2024	By:	/s/ Thomas A. Bock
Thomas A. Bock
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Bock and Scott A. McPherson, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Thomas A. Bock	Chief Executive Officer and Director	April 11, 2024
Thomas A. Bock

/s/ Scott A. McPherson	Chief Financial Officer	April 11, 2024
Scott A. McPherson	(Principal Financial Officer and Principal Accounting Officer)

/s/ Tuomo Patsi	Chairman of the Board of Directors and Director	April 11, 2024
Tuomo Patsi

/s/Thomas I. H. Dubin	Director	April 11, 2024
Thomas I. H. Dubin

/s/ Peter Feinberg	Director	April 11, 2024
Peter Feinberg

/s/ Michele Galen	Director	April 11, 2024
Michele Galen

/s/Thomas Graney	Director	April 11, 2024
Thomas Graney

/s/ Michael Rice	Director	April 11, 2024
Michael Rice

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Notable Labs, Ltd.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Notable Labs, Ltd. (the “Company”) as of December 31, 2023 and the related consolidated statement of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations, has experienced negative cash flows from operating activities since inception, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Revisions to 2022 Financial Statements

The consolidated financial statements of the Company as of and for the year ended December 31, 2022, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split described in Notes 1 and 2 to the consolidated financial statements, were audited by other auditors whose report, dated April 11, 2024, expressed an unqualified opinion on those statements. We audited the adjustments to the 2022 financial statements to retrospectively apply the October 16, 2023, reverse stock split, as described in Notes 1 and 2 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any other procedures to the 2022 financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Business Combination

Critical Audit Matter Description

On October 16, 2023, pursuant to the Agreement and Plan of Merger dated February 22, 2023 (the “Merger Agreement”), by and among Notable Labs, Ltd. (previously known by Vascular Biogenics Ltd., an Israeli corporation), Vibrant Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Vascular Biogenics Ltd, and Notable Labs, Inc., a Delaware corporation, Vibrant Merger Sub, Inc. merged with and into Notable Labs, Inc., with Notable Labs, Inc. continuing after the merger as the surviving entity and a wholly owned subsidiary of Notable Labs, Ltd. (the “Merger”). As further described in Note 1 and Note 3 to the consolidated financial statements, the Company accounted for the Merger in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (ASC 805).

Management evaluated all criteria in ASC 805 including the makeup of management and governance before and after the transaction as well as the percentage of voting interests in the Company. Based on the evaluation, the Company concluded that the transaction will be accounted for as a reverse merger and that Notable Labs, Inc. was the accounting acquirer.

We identified the evaluation of the Company’s determination of the accounting acquirer to be a critical audit matter. The business combination was deemed to be a critical audit matter due to the complexity and subjectivity involved in (1) the evaluation of identifying the accounting acquirer and (2) accounting for the recapitalization as well as the material weakness identified by the Company in its internal controls over financial reporting. This required extensive audit effort related to application of accounting framework.

●	A high degree of auditor judgment was required in evaluating the relative importance of the indicative factors, individually and in the aggregate, including the post combination voting rights, composition of the board of directors and management, and the entity initiating the business combination.
●	The accounting for the recapitalization, including conversion of all common and preferred stock, including the conversion of Series D SAFE agreements and Convertible Series D Preferred Stock, is a complex process.

A different conclusion would result in a material difference in the accounting for the Merger.

How the Critical Audit Matter was Addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter.

We tested the Company’s conclusions regarding the accounting acquirer and the recapitalization by:

●	reviewing management’s evaluation process which involved documenting an understanding of the terms in the Merger Agreement and related exhibits,
●	reviewed the composition of the board of directors and management,
●	reviewed the public filings and U.S. Securities and Exchange Commission communication letters associated with and leading up to and subsequent to the Merger,
●	reviewed the terms of the Common and Convertible Preferred Stock and recalculated the conversion into Ordinary Shares,
●	examined the documents associated with the Merger including the Merger Agreement, corporate documents including the articles of incorporation and bylaws of the Company, and board minutes of both companies pre- and post-merger, and
●	recalculated management’s calculation for the recapitalization

We have served as the Company’s auditor since 2024.

/s/ WithumSmith+Brown, PC

East Brunswick, New Jersey

April 11, 2024

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Notable Labs, Ltd.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of Notable Labs, Ltd. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and shareholders’ equity (deficit) and cash flows , for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”) (the 2022 financial statements before the effects of the retrospective adjustments discussed in Note 2 to the financial statements are not presented herein). In our opinion, the 2022 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting discussed in Note 2 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

Going Concern

The accompanying financial statements as of and for the year ended December 31, 2022 have been prepared assuming that the Company will continue as a going concern. The Company had suffered recurring losses from operations and negative cash flows from operating activities since inception, had an accumulated deficit, and had stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 11, 2024

We began serving as the Company’s auditor in 2023. In 2024 we became the predecessor auditor.

NOTABLE LABS, LTD.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$11,825	$1,581
Prepaid expenses and other current assets	3,645	1,407
Total current assets	15,470	2,988

Property and equipment, net	316	442
Finance lease right-of-use assets, net	337	-
Operating lease right-of-use assets	1,694	357
Investment in SAFE	1,500	1,500
Other assets	224	224
Total assets	$19,541	$5,511

Liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,755	$753
Accrued expenses and other current liabilities	418	840
Accounts payable and accrued expenses - related party	42	60
Finance lease liabilities, current	78	-
Operating lease liabilities, current	445	361
Total current liabilities	2,738	2,014

Finance lease liabilities, net of current amount	263	-
Operating lease liabilities, net of current amount	1,263	-
Redeemable convertible preferred stock warrant liability	163	5,113
Total liabilities	4,427	7,127

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001, 0 and 557,507 shares authorized as of December 31, 2023 and 2022, and 0 and 145,650 shares issued and outstanding as of December 31, 2023 and 2022; aggregate liquidation preference $0 and $6.5 million as of December 31, 2023 and 2022	-	6,653
Series B redeemable convertible preferred stock, par value $0.001, 0 and 419,841 shares authorized as of December 31, 2023 and 2022, and 0 and 223,683 shares issued and outstanding as of December 31, 2023 and 2022; aggregate liquidation preference of $0 and $21.5 million as of December 31, 2023 and 2022	-	21,440
Series C redeemable convertible preferred stock, par value $0.001, 0 and 1,141,544 shares authorized as of December 31, 2023 and 2022, and 0 and 94,988 shares issued and outstanding as of December 31, 2023 and 2022; aggregate liquidation preference of $0 and $10.1 million as of December 31, 2023 and 2022	-	7,259

Shareholders’ equity (deficit)
Ordinary shares, NIS 0.35 par value, 34,285,714 and 0 shares authorized as of December 31, 2023 and 2022 and 9,018,261 and 0 issued and outstanding as of December 31, 2023 and 2022	788	-
Common stock, $0.001 par value; 0 and 2,836,790 shares authorized as of December 31, 2023 and 2022 and 0 and 970,192 shares issued and outstanding as of December 31, 2023 and 2022	-	15
Additional paid-in capital	96,524	34,061
Accumulated deficit	(82,308)	(71,044)
Accumulated other comprehensive income	110	-
Total shareholders’ equity (deficit)	15,114	(36,968)
Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$19,541	$5,511

The accompanying notes are an integral part of the consolidated financial statements.

NOTABLE LABS, LTD. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (U.S. dollars in thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2023	2022

Services revenue	$310	$8
Cost of services	197	-
Gross profit	113	8

Operating expenses
Research and development	4,706	7,776
General and administrative	10,064	5,156
Total operating expenses	14,770	12,932

Loss from operations	(14,657)	(12,924)

Other income (expense)
Change in fair value of SAFEs	(1,736)	-
Change in fair value of redeemable convertible preferred stock warrant liability	4,950	(2,515)
Other income (expense), net	179	1,032
	3,393	(1,483)

Net loss	(11,264)	(14,407)

Other comprehensive income
Change in foreign currency translation adjustment	110	-

Comprehensive loss	$(11,154)	$(14,407)

Net loss per share, basic and diluted	$(3.41)	$(21.97)

Weighted-average common shares outstanding, basic and diluted	3,302,818	655,665

The accompanying notes are an integral part of the consolidated financial statements.

NOTABLE LABS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2023 and 2022

	Redeemable Convertible Preferred Stock		Common Stock		Ordinary Shares		Additional Paid-In	Accumulated	Accumulated Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	income	(Deficit)
Balance December 31, 2021	977,348	$58,815	356,610	$6	-	$-	$2,688	$(56,637)	$-	$(53,943)
Issuance of Series C-1 redeemable convertible preferred stock, net of issuance costs of $207 and allocated proceeds to the Series C convertible preferred stock warrant liability of $1,154	53,393	4,693	-	-	-	-	-	-	-	-
Issuance of Series C-2 redeemable convertible preferred stock, in exchange for SAFE agreement net of allocated proceeds to the Series C redeemable convertible preferred stock warrant liability of $899	41,595	2,566	-	-	-	-	-	-	-	-
Issuance of common stock through conversion of Series A redeemable convertible preferred stock	(411,858)	(13,265)	411,858	6	-	-	13,259	-	-	13,265
Issuance of common stock through conversion of Series B redeemable convertible preferred stock	(196,157)	(17,457)	196,157	3	-	-	17,454	-	-	17,457
Exercise of common stock options	-	-	5,567	-	-	-	79	-	-	79
Stock-based compensation	-	-	-	-	-	-	581	-	-	581
Net loss	-	-	-	-	-	-	-	(14,407)	-	(14,407)
Balance December 31, 2022	464,321	35,352	970,192	15	-	-	34,061	(71,044)	-	(36,968)
Reverse merger with Vascular Biogenics, Ltd., effective October 16, 2023	-	-	-	-	2,300,378	200	17,474	-	-	17,674
Issuance of post-merger Notable Labs, Ltd. ordinary shares at an exchange ratio of 0.0629 per pre-merger Notable Labs, Inc. common share	-	-	(970,192)	(15)	970,192	85	(70)	-	-	-
Issuance of ordinary shares for Series A redeemable convertible preferred stock	(145,650)	(6,653)	-	-	145,650	13	6,640	-	-	6,653
Issuance of ordinary shares for incentive shares related to Series A, B, C and D redeemable convertible preferred stock, net of issuance costs of $14,381	-	-	-	-	2,633,967	230	(230)	-	-	-
Issuance of ordinary shares for anti-dilution shares related to Series A, B and C redeemable convertible preferred stock, net of issuance costs of $10,339	-	-	-	-	1,893,649	166	(166)	-	-	-
Issuance of ordinary shares for Series B redeemable convertible preferred stock	(223,683)	(21,440)	-	-	223,683	20	21,420	-	-	21,440
Issuance of ordinary shares for Series C redeemable convertible preferred stock	(94,988)	(7,259)	-	-	94,988	8	7,251	-	-	7,259
Issuance of Series D preferred stock through conversion of Series D-1 SAFEs, net of issuance costs of $1,873	384,837	2,478	-	-	-	-	-	-	-	-
Issuance of Series D preferred stock through conversion of Series D-2 SAFEs, net of issuance costs of $584	124,023	1,419	-	-	-	-	-	-	-	-
Issuance of Series D preferred stock	246,579	3,983	-	-	-	-	-	-	-	-
Loss on conversion of Series D-1 and D-2 SAFEs	-	-	-	-	-	-	1,736	-	-	1,736
Issuance of ordinary shares through conversion of Series D, pre-merger, redeemable convertible preferred stock	(755,439)	(7,880)	-	-	755,439	66	7,814	-	-	7,880
Exercise of pre-merger Notable Labs, Inc. stock options	-	-	-	-	315	-	5	-	-	5
Stock-based compensation	-	-	-	-	-	-	589	-	-	589
Net loss	-	-	-	-	-	-	-	(11,264)	-	(11,264)
Comprehensive income	-	-	-	-	-	-	-	-	110	110
Balance December 31, 2023	-	$-	-	$-	9,018,261	$788	$96,524	$(82,308)	$110	$15,114

The accompanying notes are an integral part of the consolidated financial statements.

NOTABLE LABS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share amounts)

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,264)	$(14,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	257	323
Stock-based compensation	589	581
Non-cash operating leases	614	225
Loss on disposal of fixed assets	-	43
Loss on sale of marketable securities	-	2
Gain from PPP loan forgiveness	-	(1,038)
Change in fair value of SAFEs	1,736	-
Change in fair value of redeemable convertible preferred stock warrant liability	(4,950)	2,515
Change in operating assets and liabilities
Prepaid expenses and other current assets	(139)	284
Other assets	-	138
Accounts payable	790	44
Accrued expenses and other current liabilities	(728)	(186)
Accounts payable – related party	(18)	60
Operating lease liabilities	(603)	(226)
Net cash used in operating activities	(13,716)	(11,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(65)	(41)
Purchases of marketable securities	-	(594)
Proceeds from disposal of property and equipment	-	95
Proceeds from maturities of marketable securities	-	594
Proceeds from sales of marketable securities	-	870
Net cash from business combination	15,605	-
Net cash provided by investing activities	15,540	924

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of employee stock options	5	79
Proceeds from issuance of redeemable convertible preferred stock and warrants, net of issuance costs	3,983	5,810
Repayment of finance lease liabilities	(63)	-
Proceeds from the issuance of the SAFE agreements, net	3,897	4,009
Net cash provided by financing activities	7,822	9,898

Net increase (decrease) in cash and cash equivalents	9,646	(820)
Effect of exchange rate changes on cash	598
Cash and cash equivalents at the beginning of the year	1,581	2,401
Cash and cash equivalents at the end of the year	$11,825	$1,581

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of finance lease liability for finance lease right-of-use asset	$405	$-

Issuance of operating lease liability for operating lease right-of-use asset	$1,950	$181

Issuance of ordinary shares for conversion of Series A redeemable convertible preferred stock	$6,653	$-

Issuance of ordinary shares for conversion of Series B redeemable convertible preferred stock	$21,440	$-

Issuance of ordinary shares for conversion of Series C redeemable convertible preferred stock	$7,259	$-

Issuance of ordinary shares for anti-dilution shares related to Series A, B, C, and D redeemable
convertible preferred stock	$166	$-

Issuance of ordinary shares for incentive shares related to Series A, B, C, and D redeemable
convertible preferred stock	$230	$-

Issuance of ordinary shares for conversion of SAFEs	$7,880	$-

Fair value allocated at issuance to Series C warrants	$-	$2,053

Series C redeemable convertible preferred stock issuance costs in accrued expenses	$-	$38

Conversion of Series A and Series B redeemable convertible preferred stock to common stock	$-	$30,722

The accompanying notes are an integral part of the consolidated financial statements.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Notable Labs, Ltd., previously known as Vascular Biogenics, Ltd., is an Israeli corporation (“Notable”). These consolidated financial statements include three wholly owned subsidiaries as of December 31, 2023, Notable Labs, Inc. (“Notable US”), VBL, Inc. (“VBL”) and Notable Therapeutics, Inc. (“Therapeutics”) (together, the “Company”). All material intercompany transactions have been eliminated in consolidation.

Notable US was incorporated as a Delaware corporation in 2014. Initially, Notable US developed its PPMP as a diagnostic tool for physicians for identifying which cancer treatment would be the most effective for an individual patient. Notable US then broadened its mission and applied its PPMP to streamline and accelerate the identification and validation of investigational compounds, working with multiple biotechnology and pharmaceutical companies under service-based agreements. In 2021, by entering into the Oncoheroes Agreement and the CicloMed Agreement, Notable US advanced from a purely diagnostic company to an integrated – diagnostic and therapeutic – platform therapeutics company designing and developing or co-developing predictive precision medicines.

On October 16, 2023, pursuant to the Agreement and Plan of Merger, dated February 22, 2023 (the “Merger Agreement”), by and among Notable Labs, Ltd., Merger Sub, and Notable US, Merger Sub was merged with and into Notable, with Notable US continuing after the merger as the surviving entity and a wholly owned subsidiary of Notable Labs, Ltd. (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger Notable US common stock, par value $0.001 per share (the “Notable US Common Stock”), including shares underlying pre-Merger Notable US outstanding equity awards, was converted into the right to receive 0.0629 shares (the “Exchange Ratio”) of Notable Labs, Ltd. ordinary shares, NIS 0.35 par value per share (the “Company Ordinary Shares” or “Notable Ordinary Shares”). Immediately following the effective time of the Merger, Notable effected a 1-for-35 reverse stock split of the issued and outstanding Notable Ordinary Shares (the “Reverse Share Split”).

In connection with the closing of the Merger, Notable changed its name to Notable Labs, Ltd. and Notable’s Ordinary Shares listed on The Nasdaq Capital Market, previously trading through the close of business on October 16, 2023 under the trading symbol “VBLT”, commenced trading on The Nasdaq Capital Market, on a post-Reverse Stock Split adjusted basis, under the trading symbol “NTBL” on October 17, 2023.

Liquidity and Going Concern Assessment

The Company has incurred losses and negative cash flows from operations since its inception. As of December 31, 2023 and 2022, the Company had an accumulated deficit of approximately $82.3 million and $71.0 million, respectively. As of December 31, 2023, the Company had cash of $11.8 million and has forecasted cash needs in excess of current liquidity. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company’s ability to fund its operations will require additional capital, and the Company intends to raise such capital through the issuance of additional debt or equity, including through licensing or collaboration agreements.

These plans are intended to mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern; however, as the plans are not entirely within the Company’s control, management has determined it is not probable they will be effectively implemented.

These financial statements have been prepared on a going concern basis and do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary in the event the Company can no longer continue as a going concern.

The Company is continuing to develop its medicine platform and treatments, which is the primary use of funds for the Company. Management expects to continue to incur additional substantial losses and negative cash flows from operations in the foreseeable future as a result of expanded research and development activities until regulatory approval is granted. Regulatory approval is not guaranteed and may never be obtained.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish these plans and secure sources of financing and ultimately attain profitable operations. However, if such financing is not approved, does not occur, or alternative financing is not available at adequate levels or on acceptable terms, or profitable operations are not attained, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate some of its development programs, enter into a collaboration or other similar arrangement with respect to commercialization rights to any of its product candidates, out license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above. Any of these actions could have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative GAAP included in the Accounting Standards Codification (“ASC”), and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Notable affected a 1-for-35 reverse stock split immediately following the effective time of the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Each shareholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional ordinary share was entitled to receive an additional Notable Ordinary Share. The number of shares on equity related disclosures included in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes, were retroactively adjusted to reflect the effects of the Reverse Share Split and the Exchange Ratio.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Notable Labs, Ltd. and its wholly owned subsidiaries, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation.

(c) Use of Estimates and Judgments

The preparation of the consolidated financial statements in conformity with GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, measurement of lease liabilities and right-of-use assets, impairment of long-lived assets, stock-based compensation, accrued research and development costs, and redeemable convertible preferred stock warrant liability in the accompanying consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(d) Functional and Presentation Currency

1) Functional and presentation currency

The U.S. dollar (“dollar”) is the currency of the primary economic environment in which the operations of the Company are conducted. Accordingly, the functional and presentation currency of the Company and its U.S. subsidiary is the dollar.

2) Transactions and balances

Transactions and balances originally denominated in dollars are presented at their original amounts. Balances in non-dollar currencies are translated into dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-dollar transactions and other items in the consolidated statements of operations and comprehensive loss (indicated below), the following exchange rates are used: (i) for transactions - exchange rates at transaction dates or average rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) - historical exchange rates.

All foreign exchange gains and losses are presented in the consolidated statements of operations and comprehensive loss.

(e) Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company is subject to a number of risks similar to other early stage biopharmaceutical companies, including, but not limited to, the need to obtain adequate additional funding, possible failure of current or future preclinical studies or clinical trials, its reliance on third parties to conduct its clinical trials, the need to obtain regulatory and marketing approvals for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s product candidates, protection of its proprietary technology, and the need to secure and maintain adequate manufacturing arrangements with third parties. These efforts will require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance and reporting. The Company’s product candidates are still in development and, to date, none of the Company’s product candidates have been approved for sale and, therefore, the Company has not generated any revenue from product sales. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained or maintained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate revenue from product sales. The Company operates in an environment of rapid technological change and substantial competition from other pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees, consultants and other third parties.

Significant customers are those that represent 10% or more of the Company’s total revenue for each year presented on the consolidated statements of operations and comprehensive loss. One customer represents $181,993, or 98.1% of its accounts receivable as of December 31, 2023 and two customers represent 59.8% and 40.1% of revenues for the year ended December 31, 2023. One customer represents 100% of its immaterial accounts receivable as of December 31, 2022 and 100% of revenues for the year ended December 31, 2022.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(f) Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing predictive precision medicines that treat various forms of cancer. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All the Company’s long-lived assets are maintained in, and all revenues and losses are attributable to, the United States of America.

(g) Cash and Cash Equivalents

The Company considers all highly liquid investments, which include short-term bank deposits (up to three months from date of deposit) that are not restricted as to withdrawal date or use, to be cash and cash equivalents. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains bank deposits in federally insured financial institutions and these deposits may exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents to the extent recorded in the balance sheets. The Company has not experienced any losses on its deposits of cash and cash equivalents.

(h) Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. No offering costs have been deferred as of December 31, 2023 and 2022.

(i) Property and Equipment, Net

Property and equipment are presented at cost, net of accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful life and begins at the time the asset is placed in service. The estimated useful life of each asset category is as follows:

Computer equipment	3 Years

Laboratory equipment	5 Years

Furniture and office equipment	7 Years

Leasehold improvements	Lesser of useful life or remaining lease term

Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to expense as incurred and costs of major replacements or improvements are capitalized.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(j) Impairment of Long-Lived Assets

The Company evaluates the carrying amount of its long-lived assets, such as property and equipment, whenever events or changes in circumstances indicate that the assets may not be recoverable. The recoverability of assets to be held and used is assessed by comparing the carrying amount to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the excess of the book value of the asset over fair value. There was no impairment of long-lived assets during the years ended December 31, 2023 and 2022.

(k) Revenue Recognition

The Company performed certain diagnostics services on a limited basis as an outsourced provider through the years ended December 31, 2023 and 2022, but such activities do not represent its major and ongoing central operations.

The Company recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as the Company performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The Company generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. The Company has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of December 31, 2023 and 2022. The Company has not recorded any contract assets as of December 31, 2023 and 2022 as the Company has not completed any performance obligations for which it has not been able to bill its customers.

An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At December 31, 2023 and 2022, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

(l) Leases

Under ASC 842, Leases, the Company determines if an arrangement is or contains a lease based on the facts and circumstances present in that arrangement. Lease classification, recognition, and measurement are then determined at the lease commencement date.

The Company determines whether leases meet the classification criteria of a finance or operating lease at the lease commencement date considering: (1) whether the lease transfers ownership of the underlying asset to the lessee at the end of the lease term, (2) whether the lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise, (3) whether the lease term is for a major part of the remaining economic life of the underlying asset, (4) whether the present value of the sum of the lease payments and residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset, and (5) whether the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. As of December 31, 2023 and 2022, the Company’s lease population consisted of real estate and laboratory equipment, all but one of which are classified as operating leases. As of December 31, 2023, the Company had one finance lease and as of December 31, 2022, the Company had no finance leases.

The Company leases certain equipment under a finance lease. The economic substance of the lease is a financing transaction for acquisition of equipment. Accordingly, the right-of-use assets for this lease is included in the consolidated balance sheets as a finance lease, right-of-use (“ROU”) asset, net of accumulated depreciation, with a corresponding amount recorded in current portion of financing lease obligations or noncurrent portion of financing lease obligations, as appropriate. The financing lease assets are amortized over the life of the lease or, if shorter, the life of the leased asset, on a straight-line basis and included in depreciation expense. The interest associated with financing lease obligations is included in interest expense.

Real estate lease agreements that include lease and non-lease components are accounted for as a single lease component. The Company has elected to not combine lease and non-lease components for laboratory equipment leases. Lease agreements with a noncancelable term of less than 12 months are not recorded on the Company’s consolidated balance sheets. Lease expense related to such short-term leases is recognized on a straight-line basis over the lease term.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Operating lease right-of-use assets and operating lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determines the incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. Applying different judgments to the same facts and circumstances could result in the estimated amounts to vary.

(m) Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, unless an exception applies, net of issuance costs. The redeemable convertible preferred stock has been classified outside of shareholders’ equity (deficit) as temporary equity on the accompanying consolidated balance sheets because the shares contain certain redemption features that are not solely within the control of the Company. The redeemable convertible preferred stock is not generally redeemable; however, upon certain change in control events including liquidation, sale or transfer of control of the Company, holders of the redeemable convertible preferred stock may have the right to receive its liquidation preference under the terms of the certificate of incorporation. The carrying values of the redeemable convertible preferred stock are adjusted to their liquidation preferences if and when it becomes probable that such a liquidation event will occur. All of the redeemable convertible preferred stock was converted at the time of the merger.

(n) Redeemable Convertible Preferred Stock Warrant Liabilities

The Company classifies warrants to purchase redeemable convertible preferred stock as liabilities at fair value when the underlying shares are contingently redeemable and adjusts the instruments to fair value at each reporting period. The warrants to purchase redeemable convertible preferred stock are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss. Offering costs associated with the issuance of redeemable convertible preferred stock warrant liabilities are allocated on a relative basis and expensed as incurred.

(o) Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include payroll and personnel costs related to research and development activities, materials costs, external clinical drug product manufacturing costs, outside services costs, repair, maintenance and depreciation costs for research and development equipment, as well as facility costs used for research and development activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities are capitalized and expensed as the goods are delivered or the related services are performed. The Company continues to evaluate whether it expects the goods to be delivered or services to be rendered and charges to expense any portion of the advance payment that has been capitalized when the entity no longer expects the goods to be delivered or services to be rendered.

(p) Accrued Research and Development Expenses

The Company records accruals for estimated costs of research, preclinical studies, clinical trials, and manufacturing development, within accrued expenses and other current liabilities which are significant components of research and development expenses. Some of the Company’s ongoing research and development activities are conducted by third-party service providers, contract research organizations (“CROs”) and contract development and manufacturing organizations (“CDMOs”). The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided to the Company under such contracts. The Company accrues the costs incurred under agreements with these third parties based on estimates of actual work completed in accordance with the respective agreements. The Company determines the estimated costs through discussions with internal personnel and external service providers as to the progress, stage of completion or actual timeline (start-date and end-date) of the services and the agreed-upon fees to be paid for such services.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

If the actual timing of the performance of services or the level of effort varies from the estimate, the Company adjusts accrued expenses or prepaid expenses accordingly, which impact research and development expenses. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to the Company’s prior estimates of research and development expenses.

(q) Stock-Based Compensation Expense

The Company maintains equity incentive plans as a long-term incentive for employees, consultants, and directors. The plans allow for the issuance of incentive stock options (“ISO”), non-statutory stock options (“NSO”), and restricted stock awards.

The Company measures the estimated fair value of the stock-based awards on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective awards. The Company records expense for awards with service-based vesting using the straight-line method. The Company accounts for forfeitures as they occur. For performance-based awards, the Company recognizes share-based compensation expense over the requisite service period using the accelerated attribution method when achievement of the performance criteria becomes probable.

The fair value of each stock award is determined based on the number of shares granted and the value of the ordinary shares on the date of grant. Subsequent to the merger, the Company has an active market for the Company’s ordinary shares and uses the Black-Scholes option-pricing model that requires the use of a number of complex, subjective assumptions including the estimated fair value of the ordinary shares, expected volatility, risk-free interest rate, expected dividend rate, and expected term of the option.

Previous to the merger, there was an absence of an active market for Notable US common and restricted stock that required the Board of Directors (the “Board”) to determine the fair value of its common and restricted stock for purposes of granting stock awards with assistance from management and an independent third-party valuation firm. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option pricing model. Notable US had been a private company and lacked company-specific historical and implied fair value information, therefore, determining the best estimated fair value of Notable US’ common and restricted stock required significant judgment. The Board considered numerous objective and subjective factors to determine the fair value of Notable US’ common stock options at each meeting in which awards are approved. The factors considered included, but were not limited to (i) the results of contemporaneous independent third-party valuations of Notable US’ common stock and the prices, rights, preferences and privileges of Notable US’ redeemable convertible preferred stock relative to those of its common stock; (ii) the lack of marketability of the Notable US’ common stock; (iii) actual operating and financial results; (iv) current business conditions and projections in relation to Notable US’ stage of development; (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of Notable US, given prevailing market conditions; (vi) precedent transactions involving Notable US’ shares; and (vii) significant milestones and progress of research and development efforts.

Subsequent to the merger, the Company determines the expected ordinary share volatility using the weighted average historical volatility of the Company’s ordinary shares. Prior to the merger, the Company determined the expected stock volatility using a weighted average of the historical volatility of a group of guideline companies that issued options with substantially similar terms, and expects to continue to do so until such time as the Company has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the simplified method. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s cash compensation costs are classified.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

See Note 12 for the assumptions used by the Company in determining the grant date fair value of stock-based awards granted, as well as a summary of the stock-based award activity under the Company’s equity incentive plans for the year ended December 31, 2023.

(r) Fair Value Measurement

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Financial instruments such as cash and cash equivalents, accounts payable and accrued liabilities approximate fair value due to their relatively short maturities.

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based on the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy that describes three levels of inputs that may be used to measure fair value as follows:

Level 1 –	Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 –	Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3 –	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

(s) Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that some portion, or all, of the Company’s deferred tax assets will not be realized.

The Company accounts for income tax contingencies using a benefit recognition model. If it considers that a tax position is more likely than not to be sustained upon audit, based solely on the technical merits of the position, it recognizes the benefit. The Company measures the benefit by determining the amount that is greater than 50% likely of being realized upon settlement, presuming that the tax position is examined by the appropriate taxing authority that has full knowledge of all relevant information.

The Company is subject to taxation in the Israel, the United States federal jurisdiction and various state jurisdictions. Due to the Company’s losses incurred, the Company has been subject to the income tax examination by authorities since inception. The Company’s policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. As of December 31, 2023, there were no significant accruals for interest related to unrecognized tax benefits or tax penalties.

(t) Net Loss Per Share

Basic net loss per share attributable to ordinary shareholders is calculated by dividing the net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding during the period, without consideration for potentially dilutive securities.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Diluted net loss per share attributable to ordinary shareholders is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, and warrants to purchase redeemable convertible preferred stock are considered to be potentially dilutive securities.

The Company applies the two-class method to calculate its basic and diluted net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to ordinary shareholders. The Company’s participating securities contractually entitle the holders of such shares to participate in dividends, but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities.

Accordingly, in periods in which the Company reports a net loss, diluted net loss per share is the same as basic net loss per share, since dilutive ordinary shares are not assumed to have been issued if their effect is anti-dilutive.

(u) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded if and when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(v) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. There are no recently issued accounting pronouncements that management believes will have a material impact on the Company’s financial position, results of operations or cash flows.

(w) Recently Adopted Accounting Pronouncements

As of December 31, 2023, there are no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – BUSINESS COMBINATION

Upon completion of the Merger and the transactions contemplated in the Merger Agreement, Notable issued 6,717,883 post reverse stock split Ordinary Shares to the former stakeholders of pre-Merger Notable Labs, Inc. at the Exchange Ratio. Upon completion of the Merger and the transactions contemplated in the Merger Agreement, the former stakeholders of pre-Merger Notable Labs, Inc. held approximately 74.2% of Notable’s Ordinary Shares outstanding on a fully diluted basis, including 160,635 Ordinary Shares underlying options and 94,988 Ordinary Shares underlying warrants to purchase shares of pre-Merger Notable Labs, Inc. Holders of pre-Merger Ordinary Shares of Notable held approximately 25.8% of the outstanding equity of post-merger Notable.

In accordance with ASC 805, the Company accounted for the transaction as a reverse merger with Notable Labs, Ltd. (formerly known as Vascular Biogenics, Ltd.) as the legal acquirer and pre-Merger Notable Labs, Inc. as the accounting acquirer. As a result of the transaction, the Company treated the merger as a recapitalization of equity. The Company received approximately $15.6 million of cash as a result of the transaction.

The holders of approximately 52.4% of the post-merger Ordinary Shares were subject to lockup agreements pursuant to which such stockholders agreed, except in limited circumstances, not to transfer, grant an option with respect to, sell, exchange, pledge or otherwise dispose of, or encumber, any shares of Company capital stock for 60 days following the effective time of the Merger.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 – FAIR VALUE MEASUREMENTS

The following tables set forth the Company’s financial liabilities that are measured at fair value on a recurring basis by level with the fair value hierarchy (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Preferred stock warrant liability	$—	$—	$163	$163

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Preferred stock warrant liability	$—	$—	$5,113	$5,113

There were no transfers between Levels 1, 2, or 3 during the years ended December 31, 2023 and 2022. Additionally, there were no cash equivalents or marketable securities held as of December 31, 2023 or 2022.

The value of the warrants was based on the estimated value of the warrant using the Black-Scholes model as of December 31, 2023 (Note 11).

In connection with the Merger Agreement, the Company entered into Simple Agreements for Future Equity (SAFE) with certain investors by which the Company received $4.3 million of gross proceeds and a Series D Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”). Under the terms of the Series D Purchase Agreement, the SAFE holders exchanged their respective SAFEs for 384,837 shares of Series D-1 Preferred Stock at the time of the merger.

On June 28, 2023, Notable entered into the D-2 SAFE with an investor who committed to purchase shares of Series D-2 Preferred Stock pursuant to the Series D Purchase Agreement. The D-2 SAFE converted into shares of Series D-2 Preferred Stock without a discount and reduced the purchase price owed by each such investor under the Series D Purchase Agreement on a dollar-for-dollar basis. The SAFE holder exchanged the SAFE for 124,023 shares of Series D-2 Preferred Stock at the time of the merger.

The following is a summary of the Company’s SAFE warrant liability and SAFE notes activity for the year ended December 31, 2023:

	Redeemable convertible preferred stock warrant liability	SAFE notes
Balance as of December 31, 2021	$-	$—
Fair value of warrants at issuance	2,053	-
Change in fair value	3,060	-
Balance as of December 31, 2022	5,113	—
Fair value of SAFE notes at issuance	—	6,353
Change in fair value	(4,950)	(3,576)
Conversion at time of merger	-	(2,777)
Balance as of December 31, 2023	$163	$-

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The change in the fair value of the redeemable convertible preferred stock warrant liability resulted from a reduction in the value per warrant based on the fair market valuation of the warrants as of December 31, 2023. The reduction primarily related to the price of the underlying stock being substantially less than previously expected (Note 2(r)).

The fair value of SAFE notes at issuance consists of the $4.3 million notes received in the first quarter of 2023 related to the Series D-1 Preferred Stock and the $2.0 million notes received in the second quarter of 2023 related to the Series D-2 Preferred Stock. The change in the fair value is based on value of the ordinary shares at the time of the merger, compared to the amount paid for the SAFEs.

As of December 31, 2023 and 2022, the fair value of financial instruments (cash and cash equivalents, short term bank deposits, restricted bank deposits, other current assets and accounts payable) approximate their carrying amounts.

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accounts receivable	$186	$8
Employee retention credit	572	1,237
Prepaid expenses	2,857	119
Prepaid benefits	24	37
Prepaid clinical expenses	6	6
Total prepaid expenses and other current assets	$3,645	$1,407

During fiscal years 2020 and 2021, the Company benefitted from the relief provisions provided by the U.S. government in response to COVID-19 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provides an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes dependent on certain qualified wages paid to employees through fiscal year 2021. The Company qualifies for the tax credit under the CARES Act and continued to receive additional tax credits under the additional relief provisions for qualified wages through the end of 2021. As of December 31, 2023 and 2022, $0.6 million and $1.2 million, respectively, were recorded as a receivable in prepaid and other current assets. The Company received $0.7 million of the receivable in February 2023 and believes there is reasonable assurance the remaining balance will be collected.

Property and Equipment, Net

The following table presents the components of property and equipment, net, as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Computer equipment	$192	$171
Laboratory equipment	1,999	1,950
Furniture and office equipment	29	29
Leasehold improvements	73	73
	2,293	2,223
Less: accumulated depreciation	(1,977)	(1,781)
Total property and equipment, net	$316	$442

Depreciation expense was approximately $0.3 million for each of the years ended December 31, 2023 and 2022.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Investment in SAFE

In October 2021, the Company entered into a simple agreement for future equity (“Oncoheroes SAFE”) agreement for $1.5 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Oncoheroes Biosciences Inc. (“Oncoheroes”). Alternatively, upon a dissolution or liquidity event such as a change in control or an initial public offering, the Company is entitled to receive a portion of $1.5 million. The number of shares of preferred stock would be determined by dividing the Oncoheroes SAFE purchase amount by price per share of the preferred stock issued in the respective equity financing. The Company recorded the investment of $1.5 million as an investment in the Oncoheroes SAFE on the consolidated balance sheets at December 31, 2023 and 2022. The investment in the Oncoheroes SAFE is treated as an investment in an equity security that the Company has elected to record at its cost less any impairment. No impairment losses have been recognized related to the investment for the years ended December 31, 2023 and 2022.

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Accrued expenses	$107	$591
Accrued employee expenses	78	10
Accrued bonuses	233	239
Total accrued expenses and other current liabilities	$418	$840

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2023 and 2022, the Company owed related parties the following (in thousands):

	December 31, 2023			December 31, 2022
	Accounts	Accrued		Accounts	Accrued
	Payable	Expenses	Total	Payable	Expenses	Total
Former Chairman of Board of Directors	$-	$-	$-	$-	$60	$60
Board Member	$42	$-	$42	$-	$-	$-

For consulting services with the Former Chairman of the Board, the Company recorded general and administrative expenses of $273,750 and $365,000 for the years ended December 31, 2023 and 2022.

For consulting services with the Board Member, the Company recorded general and administrative expenses of $218,903 and $0 for the years ended December 31, 2023 and 2022.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7 – CO-DEVELOPMENT AND LICENSE AGREEMENTS

Oncoheroes Agreement

In September 2021, the Company entered into an Exclusive License Agreement with Oncoheroes (the “Oncoheroes Agreement”) whereby the Company obtained worldwide exclusive development and commercialization rights in the small molecule volasertib for uses relating to certain types of cancer in adults. Under the terms of the Oncoheroes Agreement, Oncoheroes retains the right to develop and commercialize volasertib for cancers not licensed to the Company.

Under the terms of the agreement, the Company is obligated to make additional clinical and regulatory milestone payments up to a total of $8.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. When a licensed product is submitted to NDA, Notable is required to pay $1 million, upon US NDA approval, Notable is required to pay $4 million and upon EU MAA Approval, Notable is required to pay $3 million. In the event the Company grants a sublicense of rights, the Company will need to pay Oncoheroes a high single digit percentage of any upfront payment obtained from such sublicenses. No milestones have been met during the years ended December 31, 2023 and 2022, and the Company did not make any royalty payments as the related product has not been approved for commercialization.

The Company also entered a SAFE agreement with Oncoheroes in October 2021 for $1.5 million recorded in the investment in SAFE on the consolidated balance sheets, as discussed in Note 5.

CicloMed Agreement

In July 2021, the Company entered into a Co-Development and Profit-Sharing Agreement with CicloMed LLC (“CicloMed”) (the “CicloMed Agreement”) regarding use of the Company’s precision oncology diagnostic test in the research and development of CicloMed’s CicloProx product for the treatment of acute myeloid leukemia. Under the terms of the co-development agreement, CicloMed holds the primary responsibility for executing clinical trial operations while Notable is primarily focused on optimizing Notable’s predictive precision medicine platform. Both parties will equally share the costs associated with the on-going clinical trial incurred after the effective date. In the event a CicloProx product is commercially developed and sold, the parties will share in the net proceeds. The Company recorded $46 thousand and $1.1 million for the years ended December 31, 2023 and 2022, respectively, as research and development expense related to this agreement.

NOTE 8 - LEASES

In February 2023, the Company entered into a finance lease for equipment with a value of $405,000 along with a service contract with a value of $158,000. The finance lease is being accounted in accordance with FASB ASC 842, Leases, and the service contract is expensed over the term of the lease.

In April 2023, the Company extended the lease for its facilities in Foster City, California. The term of the lease is extended beginning in June 2023 to May 2027. The Company has the right to terminate the lease effective as of March 2025 upon providing four months of notice and four months of base rent for the year of the notice as an early lease termination fee. The weighted average incremental borrowing rate is 6.0%. Total lease payments from June 2023 through May 2027 approximate $2.2 million.

The following table summarizes total lease expense during the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Amortization of ROU assets - finance lease	$67	$-
Interest on Lease liabilities - finance lease	$10	$-
Cash paid for financing lease liabilities	$73	$-
Cash paid for operating lease liabilities	$632	$751
Operating lease expense	$728	$749
Variable lease expense	$81	$94
Short-term lease expense	$2	$167

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of December 31, 2023 (in thousands):

	Lease Obligation
	Finance Lease	Facilities Lease
2024	$87	$536
2025	87	552
2026	87	569
2027	87	240
2028 and thereafter	15	-
Total future undiscounted lease payments	363	1,897
Less: imputed interest	(22)	(189)
Total lease liabilities	$341	$1,708

Information related to the Company’s ROU assets and related lease liabilities was as follows (in thousands except for remaining lease term and discount rate):

	December 31, 2023
	Finance Lease	Facilities Lease
Current finance lease liabilities	$78	$-
Non-current finance lease liabilities	$263	$-
Current operating lease liabilities	$-	$445
Non-current operating lease liabilities	$-	$1,263
Weighted average remaining lease term in years	4.2	3.4
Weighted average discount rate	3.1%	6.0%

	December 31, 2022
	Facilities Lease	Equipment Leases
Current operating lease liabilities	$211	$150
Non-current operating lease liabilities	$-	$-
Weighted average remaining lease term in years	0.3	0.7
Weighted average discount rate	7.0%	7.2%

NOTE 9 – PAYCHECK PROTECTION PROGRAM LOANS

In February 2021, the Company applied for a promissory note under the Paycheck Protection Program and was approved for $1.04 million, with an interest rate of 1% per annum. In March 2022, this loan was forgiven in full and was recognized as a gain within other income (expense), net during the year ended December 31, 2022.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10 – CAPITAL STRUCTURE

Common Stock

On October 16, 2023, immediately prior to the closing of the Merger, Notable filed an amendment to the Articles of Association with the Israeli Registrar of Companies reflecting the Reverse Share Split (including an increase in par value to NIS 0.35 per Ordinary Share), the Share Capital Increase (such that the Company has 34,285,714 authorized Ordinary Shares and NIS 12,000,000 of registered share capital) and the Name Change. As a result of the Reverse Share Split, the number of issued and outstanding Ordinary Shares immediately prior to the Reverse Share Split was reduced into a smaller number of Ordinary Shares, such that every 35 Ordinary Shares held by a shareholder immediately prior to the Reverse Share Split were combined and reclassified into one Ordinary Share. Immediately following the Reverse Share Split and the closing of the Merger, there were approximately 9,018,261 Ordinary Shares outstanding.

As of December 31, 2022, Notable US was authorized to issue 2,836,790 shares of $0.001 par value common stock. Common stockholders were entitled to dividends if and when declared by the Board and after any redeemable convertible preferred share dividends are fully paid. The holder of each share of common stock was entitled to one vote. As of December 31, 2022, no dividends had been declared.

Simple Agreements for Future Equity

Between January and May 2022, Notable US entered into simple agreements for future equity (the “2022 SAFEs”) with certain investors, receiving $4.0 million of gross proceeds (“Purchase Amount”) in aggregate in exchange for the investor’s right to participate in a future equity financing. If there was a future equity financing before the termination of the SAFEs, on the initial closing of such equity financing, the 2022 SAFEs would automatically convert into the number of shares of preferred stock which would be issued in the equity financing equal to the purchase amount divided by the lowest price per share of the preferred stock sold in the equity financing multiplied by 85%.

If there was a liquidity event or dissolution event, the holders of the 2022 SAFEs would automatically be entitled to recieve a portion of the Purchase Amount. The 2022 SAFEs were recorded as a liability at issuance and subject to remeasurement at each reporting date, with changes in fair value recorded in other income (expense), net in the consolidated statements of operations and comprehensive loss.

In connection with Notable US’ issuance of shares of Series C-1 redeemable convertible preferred stock beginning in June 2022 at an issuance price of $7.1319 per Series C-1 share, the holders of the 2022 SAFEs were able to participate in the equity financing. The SAFEs were settled by conversion to Series C-2 shares at an issuance price of $6.062115 per share for a total of 661,282 Series C-2 redeemable convertible preferred shares. Collectively, the Series C-1 and Series C-2 redeemable convertible preferred stock is referred to as the Series C redeemable convertible preferred stock. A net gain of $0.5 million was recognized from the change in fair value of the 2022 SAFEs between their issuance and settlement for the year ended December 31, 2022.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Redeemable Convertible Preferred Stock

As of December 31, 2022, Notable US was authorized to issue 2,118,892 shares of $0.001 par value Series A, Series B, and Series C redeemable convertible preferred stock (collectively, “the redeemable convertible preferred shares,” “preferred shares,” or “redeemable convertible preferred stock”).

From June 2022 to July 2022, Notable US issued a total of 53,393 Series C-1 redeemable convertible preferred shares to investors at $7.1319 per share for gross proceeds of $6.1 million.

For each Series C redeemable convertible preferred share issued, Notable US also issued a warrant to purchase Series C redeemable convertible preferred shares (“Series C Warrants”). Approximately $2.1 million of the Series C proceeds were allocated to the redeemable convertible preferred stock warrants at issuance (See Note 11).

In June 2022, Notable US amended the Certificate of Incorporation to include a Special Mandatory Conversion clause requiring all existing redeemable convertible preferred stockholders to participate in the Series C Preferred Stock issuance. Failure to participate in the Series C Preferred Stock issuance would result in the automatic conversion of the holder’s preferred shares into common shares. In July 2022, 411,858 shares of Series A redeemable convertible preferred shares and 196,157 shares of Series B redeemable convertible preferred shares were converted into common shares as a result of non-participation in the Series C Preferred Stock issuance and the total authorized Series B redeemable convertible shares decreased.

Notable US entered into SAFEs with certain investors, during the year ended December 31, 2023, but prior to the Merger, by which Notable US received $4.3 million of gross proceeds and a Series D Preferred Stock Purchase Agreement (the “Series D Purchase Agreement”). Under the terms of the Series D Purchase Agreement, the SAFE holders would exchange their respective SAFEs for 384,837 shares of Series D-1 Preferred Stock at the time when all conditions precedent to the closing of the Merger contained in the Merger Agreement, shall have been satisfied or waived and all other conditions precedent in the Series D Purchase Agreement have been satisfied or waived. Additionally, under the Series D Purchase Agreement, certain investors committed to purchase, and Notable US agreed to issue, 370,602 shares of Series D-2 Preferred Stock to such investors in exchange for $6.0 million, the closing of which took place at the time all conditions precedent to the closing of the Merger contained in the Merger Agreement, were satisfied or waived and all other conditions precedent in the Series D Purchase Agreement were satisfied or waived. One investor entered into SAFE in exchange for 124,023 shares of Series D-2 Preferred Stock, in exchange for $2.0 million (included in 370,602 Series D-2 Preferred Stock and $6.0 million) at the time when all conditions precedent to the closing of the Merger contained in the Merger Agreement, shall have been satisfied or waived and all other conditions precedent in the Series D Purchase Agreement have been satisfied or waived. The SAFEs were recorded as a liability at issuance and subject to remeasurement at each reporting date, with changes in fair value recorded in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.

The redeemable convertible preferred shares had the following rights and privileges:

Optional Conversion

Each share of redeemable convertible preferred stock was convertible, at the option of the holder at any time, into common stock as determined by dividing the original issue price by the conversion price in effect at the time of conversion. As of December 31, 2022, the initial conversion price per share of redeemable convertible preferred stock was equivalent to the original issue price and as such convert on a one-for-one basis prior to any adjustments.

The respective applicable conversion price was subject to adjustment upon any future stock splits or stock combinations, reclassifications or exchanges of similar stock, upon a reorganization, merger or consolidation of Notable US, or upon the issuance or sale by Notable US of common stock for consideration less than the applicable conversion price.

Mandatory Conversion

Each of the redeemable convertible preferred shares would automatically convert into the number of shares of common stock determined in accordance with the conversion rate upon the earlier of (a) the closing of the sale of shares of Common Stock to the public in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50,000,000 of gross proceeds (before deducting underwriting discounts and commissions), to Notable US, or (b) the date and time, or the occurrence of an event, specified by vote or written consent of the holders of at least (i) a majority of the outstanding shares of Series A Preferred Stock, (ii) 55% of the outstanding shares of Series B Preferred Stock, and (iii) a majority of the outstanding shares of Series C Preferred Stock, voting together as a single class on an as converted to Common Stock basis.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of Notable US the holders of shares of outstanding redeemable convertible preferred stock were entitled, on a pro rata, as converted and pari passu basis, to be paid out of the assets of Notable US available for distribution to its stockholders before any payment shall be made to the holders of common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable original issue price for such series of preferred stock, plus any declared but unpaid dividends, or (ii) such amount per share as would have been payable had all shares of redeemable convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, winding up or deemed liquidation event.

If the assets of Notable US to be distributed among the holders of redeemable convertible preferred stock were insufficient to permit the payment to such holders, then any assets of Notable US legally available for distribution would be distributed ratably among the holders of redeemable convertible preferred stock in proportion to the preferential amount each such holder was otherwise entitled to receive.

After the payment to the holders of redeemable convertible preferred stock of the full preferential amount specified above, any remaining assets of Notable US available for distribution to its stockholders were to be distributed pro rata among the holders of common stock.

Dividends

The holders of redeemable convertible preferred stock were entitled to receive dividends out of any assets legally available only when, as, and if declared by Notable US’ Board, prior to and in preference to any declaration or payment of any dividend on the common stock. Such dividends are noncumulative. As of December 31, 2023 and 2022, there were no cumulative dividends owed or in arrears.

Voting

Each holder of redeemable convertible preferred stock was entitled to the number of votes equal to the number of whole shares of common stock into which such shares of redeemable convertible preferred stock could then be converted as of the record date. Holders of redeemable convertible preferred stock were to vote together with the holders of common stock as a single class.

The holders of Series A redeemable convertible preferred stock, exclusively and voting together as a separate class on a converted to common stock basis, were entitled to elect one director to the Notable US’ Board. The holders of Series B redeemable convertible preferred stock, exclusively and voting together as a separate class on a converted to common stock basis, were entitled to elect one director to Notable US’ Board.

Down-Round Antidilution Protection

In the event Notable US issued its common stock without consideration or for consideration per share that is less than the conversion price in effect for each series of the redeemable convertible preferred stock, then the conversion price for that series was to be reduced to increase the number of shares of common stock into which such series of redeemable convertible preferred shares is convertible.

At the time of the Merger, all shares of redeemable convertible preferred stock were converted into Notable ordinary shares. Pursuant to the redeemable convertible preferred stock agreements, Series A redeemable convertible preferred stockholders received 145,650 ordinary shares, Series B redeemable convertible preferred stock holders received 223,683 ordinary shares, Series C redeemable convertible preferred stock holders received 94,988 ordinary shares, and Series D redeemable convertible preferred stock holders received 755,439 ordinary shares. In addition, redeemable convertible preferred stockholders received in aggregate 1,893,649 anti-dilution ordinary shares and 2,633,967 incentive ordinary shares.

NOTE 11 – WARRANTS TO PURCHASE REDEEMABLE CONVERTIBLE PREFERRED STOCK

In April 2021, Notable issued 230,000 (8,050,000 pre-reverse split) pre-funded warrants in lieu of ordinary shares in an underwritten public offering at a price per share of $1.89. The pre-funded warrants were exercisable for $0.35 per share and had no expiration date. As of December 31, 2023, all of the pre-funded warrants have been exercised.

In connection with the issuance of Series C redeemable convertible preferred stock, Notable US issued warrants to purchase Series C redeemable convertible preferred stock (“Series C Warrant” and collectively “Series C Warrants”). The Series C Warrant holders are entitled to purchase up to 94,988 of Notable’s ordinary shares at an exercise price of $113.35 per share. The Series C Warrants are fully vested upon issuance and expire in June 2032. There have been no exercises of Series C Warrants as of December 31, 2023.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company measures its Series C Warrant liability, classified as a Level 3 liability, at fair value on a recurring basis with the change in fair value recorded in the consolidated statements of operations and comprehensive loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The fair value is determined using an option-pricing backsolve method. The fair value of the Series C Warrant Liability as of December 31, 2022 was determined by using a probability weighted expected return method under a scenario in which Notable US completes a merger with a public company and a scenario in which Notable US continues to operate until a later exit, which was estimated using the option pricing method. The fair value of the Series C Warrant Liability as of December 31, 2023 was determined using the Black-Scholes option pricing model.

The following assumptions were used in estimating the fair value of the warrants:

As of December 31, 2023:

Risk-free interest rate	3.88%
Expected life (years)	8.46
Expected volatility	163.0%
Annual dividend yield	0.00%

As of issuance in July 2022:

Risk-free interest rate	3.11%
Expected life (years)	2.5
Expected volatility	95.0%
Annual dividend yield	0.0%

As of December 31, 2022:

Risk-free interest rate	4.41%
Expected life (years)	2.00
Expected volatility	95.0%
Annual dividend yield	0.00%

The following is a summary of the Company’s redeemable convertible preferred stock warrant liability activity for the years ended December 31, 2023 and 2022:

Redeemable convertible preferred stock warrant liability
Balance as of December 31, 2021	$—
Fair value of warrants at issuance	2,053
Change in fair value	3,060
Balance as of December 31, 2022	5,113
Change in fair value	(4,950)
Balance as of December 31, 2023	$163

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 12 – EQUITY INCENTIVE PLAN AND STOCK BASED COMPENSATION EXPENSE

2000 Plan

In February 2000, Notable’s Board of Directors approved an option plan (the “2000 Plan”) as amended through 2008. Under the 2000 Plan, the Company reserved up to 40,674 Ordinary Shares of NIS 0.01 par value of the Company for allocation to employees and non-employees. Each option provides the holder the right to exercise such option and acquire one Ordinary Share per option. Any option granted under the Plan that is not exercised within ten years from the date upon which it becomes exercisable, will expire.

2011 Plan

In April 2011, Notable’s board of directors approved a new option plan (the “2011 Plan”). Under the 2011 Plan, the Company reserved up to 21,913 Ordinary Shares (of which 4,556 Ordinary Shares shall be taken from the unallocated pool reserved under the 2000 Plan) for allocation to employees and non-employees. Any option which was granted under the 2011 Plan and was not exercised within twenty years from the date when it becomes exercisable, will expire.

2014 Equity Incentive Plan

In September 2014, Notable’s shareholders approved the adoption of the Employee Share Ownership and Option Plan (2014) (“2014 Plan”) effective as of the closing of the public offering. Under the 2014 Plan, Notable reserved up to 26,514 Ordinary Shares (of which 800 Ordinary Shares shall be taken from the unallocated pool reserved under the 2011 Plan). The Ordinary Shares to be issued upon exercise of the options confer the same rights as the other Ordinary Shares, immediately upon allotment. Any option which was granted under the 2014 Plan and was not exercised within twenty years from the date when it becomes exercisable, will expire.

2015 Equity Incentive Plan

Notable US adopted the 2015 Equity Incentive Plan (the “2015 Plan”) in August 2015, which provides for the granting of ISO, NSO, and restricted shares to employees, directors, and consultants. The 2015 Plan authorized a total of 37,199 shares reserved for future issuance. Under amendments to the 2015 Plan, an additional 160,253 shares in 2017, 141,094 shares in 2019, and 31,450 shares in 2022 were authorized to be reserved for future issuance. As of December 31, 2023, there were 66,975 shares Ordinary Shares reserved for future issuance pursuant to the 2015 Plan, which was adopted by Notable pursuant to the Merger.

Options under the 2015 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board provided that the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2015 Plan requires that options be exercised no later than 10 years after the grant. Options granted to employees generally vest ratably on a monthly basis over four years, subject to cliff vesting restrictions and continuing service.

The following summarizes stock option activity under all of the Plans:

	Options Outstanding
	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	179,107	$22.73	7.3	$1,419
Assumption of Notable options pursuant to merger	243,389	83.54	4.4	-
Granted	-	$-
Exercised	(48,571)	$0.35
Cancelled	(89,488)	$44.74
Outstanding as of December 31, 2023	284,437	$49.67	4.0	$-
Exercisable as of December 31, 2023	227,800	$51.97	0.9	$-
Vested and expected to vest as of December 31, 2023	284,437	$49.67	4.0	$-

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The aggregate intrinsic value of stock options exercised was $0 thousand and $74 thousand for the years ended December 31, 2023, and 2022, respectively. There was no restricted stock activity (RSA) under the 2015 Plan for the year ended December 31, 2023 and 2022.

Assumption of Notable US Stock Options

Under the terms of the Merger Agreement, Notable assumed all of pre-Merger Notable US’ rights and obligations under pre-Merger Notable US’ stock options that were outstanding immediately prior to the effective time of the Merger, and each such stock option, whether or not vested, was converted into a stock option representing the right to purchase Notable Ordinary Shares, on terms substantially the same as those in effect immediately prior to the effective time, except that the number of Notable Ordinary Shares issuable and the exercise price per share of such stock options was adjusted by the Reverse Stock Split.

Stock-Based Compensation Expense

There were no options granted during the year ended December 31, 2023. Weighted-average grant date fair value of the options granted during the year ended December 31, 2022, was $1.03 per share. Notable US estimated the fair value of stock options using the Black-Scholes option pricing model which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The fair value of employee and non-employee stock options is recognized as expense on the straight-line basis over the requisite service period of the awards. These assumptions include:

●	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

●	Expected volatility — Since the Company was privately held and did not have any trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. Since becoming a public company, the Company will use the volatility of the ordinary shares traded in the public market.

●	Expected term — The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the midpoint of the time-to-vesting and the contractual term of the stock-based awards. The Company utilizes this method due to lack of historical exercise data.

●	Expected dividend rate — The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The fair value of employee stock options granted during the years ended December 31, 2023, and 2022 was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2023	2022
Expected term (in years)	-	6.00
Risk-free interest rate	-%	1.61%
Expected dividend rate	-%	0.0%
Expected volatility	-%	75.73%

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

The following table summarizes the components of stock-based compensation expense relating to options recognized in the Company’s statement of operations and comprehensive loss (in thousands):

	Year ended December 31,
	2023	2022
Research and development	$100	$146
General and administrative	489	435
Total	$589	$581

As of December 31, 2023, the total stock-based compensation expense related to stock awards not yet recognized was $0.4 million and will be recognized over a weighted-average remaining period of approximately 0.5 years.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employee Benefit Plan

The Company sponsors a 401(k) defined contribution plan for its employees. This plan provides for tax-deferred salary deductions for all employees. Employee contributions are voluntary. Employees may contribute up to 100% of their annual compensation to this plan, as limited by an annual maximum amount as determined by the IRS. The Company does not make matching contributions under its 401(k) plan.

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 or 2022 and no material legal proceedings are currently pending or threatened.

Indemnification

In the ordinary course of business, Notable enters into agreements that may include indemnification provisions. As permitted under Israeli law, Notable indemnifies its officers and directors for certain events or occurrences while the officer or director is or was serving in such capacity. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments that Notable could be required to make under these provisions is not determinable. Notable has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Notable is not currently aware of any indemnification claims. Accordingly, Notable has not recorded any liabilities for these indemnification rights and agreements as of December 31, 2023 and 2022.

NOTE 14 – INCOME TAXES

The reconciliation of the federal statutory income tax to the Company’s effective income tax expense from the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
	2023	2022
Federal statutory income tax	21.0%	21.0%
State income taxes	8.9	7.7
Foreign income taxes	2.0	-
PPP loan forgiveness	-	1.5
R&D credits	2.7	4.2
ASC 740-10 reserve	(0.7)	(1.0)
SAFE liability remeasurement	9.2	(3.7)
Loss on convertible debt	(3.2)	-
Deferred true-ups	(8.9)	-
Deferred tax assets acquired through merger	502.3	-
Exchange rate true up	57.2	-
Other	(1.0)	(1.2)
Change in valuation allowance	(589.5)	(28.5)
Total provision for income taxes	—%	—%

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and the amounts used for tax purposes. Deferred income taxes consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$78,730	$15,403
Tax credit carryforwards	2,649	2,675
Property and equipment	7	23
Capitalized research and experimental cost	4,202	1,401
Stock compensation	391	252
Other	58	96
Subtotal	86,037	19,850
Valuation allowance	(86,037)	(19,850)
Net deferred tax assets (liabilities)	$—	$—

A valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and therefore no benefit has been recognized for the net operating loss carryforwards and other deferred tax assets. The valuation allowance increased by $66.2 million during the year ended December 31, 2023.

As of December 31, 2023, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $69.2 million, $51.7 million and $263.6 million, respectively. As of December 31, 2022, the Company had federal and state net NOL carryforwards of $57.4 million and $38.1 million, respectively. Federal and State net operating loss carryforwards will begin to expire in 2034, if not utilized. The Company acquired foreign net operating loss carryforwards of $236.5 million as a result of the Merger, which increased the valuation allowance by $54.4 million.

As of December 31, 2023, the Company had federal and California research and development (“R&D”) credit carryforwards of approximately $2.1 million and $1.8 million. As of December 31, 2022, the Company had federal and California research and development (“R&D”) credit carryforwards of approximately $1.9 million and $1.6 million, respectively. The Federal R&D credit carryforwards will begin to expire in 2034, if not utilized. California R&D credit carryforward may be carried forward indefinitely.

The Company’s ability to utilize net operating losses in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax laws. In the event the Company should experience an ownership change, as defined, utilization of its net operating loss carryforwards and credits may be subject to a substantial annual limitation. The annual limitation may result in the expiration of net operating losses and credits before utilization.

The Company complies with ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. The Company adopted the provisions set forth in FASB ASC Topic 740-10, issued originally as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This pronouncement sets a “more likely than not” criterion for recognizing the tax benefit of uncertain tax positions.

NOTABLE LABS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

Uncertain tax positions are comprised as follows (in thousands):

	December 31,
	2023	2022

Balance at the beginning of the period	$892	$742
Additions for tax positions taken in current year	84	150
Ending balance	$976	$892

In connection with the unrecognized tax benefits noted above, no penalties and interest were recognized at December 31, 2023. The Company does not anticipate any adjustments that would result in a material change in its unrecognized tax benefits within twelve months of the reporting date.

The Company files federal income tax returns and income tax returns for several states within the United States. The Company is not currently under examination by income tax authorities in Federal or State jurisdictions. All tax returns will remain open for examination by the Federal and State authorities for three and four years, respectively, from the date of utilization of any NOL.

NOTE 15 – LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(11,264)	$(14,407)
Denominator:
Weighted-average shares of common stock outstanding used to compute net loss per share, basic and diluted	3,302,818	655,665
Net loss per share, basic and diluted:	$(3.41)	$(21.97)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share is the same. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2023	2022
Series A-1 redeemable convertible preferred stock	-	114,194
Series A-2 redeemable convertible preferred stock	-	19,411
Series A-3 redeemable convertible preferred stock	-	12,045
Series A-4 redeemable convertible preferred stock	—	-
Series A-5 redeemable convertible preferred stock	—	-
Series A-6 redeemable convertible preferred stock	—	-
Series B-1 redeemable convertible preferred stock	-	3,662
Series B-2 redeemable convertible preferred stock	-	220,021
Series C-1 redeemable convertible preferred stock	-	53,393
Series C-2 redeemable convertible preferred stock	-	41,595
Warrants to purchase redeemable convertible preferred stock	94,988	94,988
Stock options, issued and outstanding	284,437	179,107
Total	379,425	738,416

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all events occurring through April 1, 2024, the date on which the consolidated financial statements were available for issuance, during which time, nothing has occurred outside the normal course of business operations that would require disclosure other than the events disclosed below.

On January 24, 2024, the Company issued 9,753 options each to five board members and 6,534 options to a related party board member. The fair value of the options was calculated using the Black-Scholes option pricing model and the fair value was calculated as approximately $70,000. The fair value will be expensed over the vesting term of 2 years.

On March 22, 2023, the shareholders of the Company approved the Company’s Employee Share Ownership and Option Plan (2024).

