Form 10-Q
period 2024-03-31
Notable Labs, Ltd.
filed 2024-05-15
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 9,018,261 ordinary shares, par value NIS 0.35 par value per share, outstanding.

NOTABLE LABS, LTD.

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

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on April 11, 2024, including, among other things, the following:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We have never generated any revenue from product sales and may never be profitable.

●	We will likely need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	We are highly dependent on our technology in general, and we cannot be certain that our product candidates will receive regulatory approval or be commercialized or that we will be able to realize any value from these product candidates. Any failure to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates, independently or in cooperation with a third-party collaborator, or the experience of significant delays in doing so, would compromise our ability to generate revenue and become profitable.

●	Our product candidates are based on novel technology and are in early stages of development, which makes it difficult to predict the time and cost of development and potential regulatory approval.

●	We may find it difficult to enroll patients in future clinical trials, and patients could discontinue their participation in our clinical trials, which could delay or prevent clinical trials of our product candidate.

●	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	The results from our future clinical trials may not be sufficiently robust to support the submission for marketing approval for our product candidates. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.

●	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our product candidates, if approved, that could materially affect the opportunity to commercialize.

●	We expect to rely on third parties to conduct certain aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

●	We intend to rely on third-party manufacturers to produce commercial quantities of any of our product candidates that receive regulatory approval, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers may not have experience producing our product candidates at commercial levels and may not pass regulatory inspections or achieve the necessary regulatory approvals or produce our product candidate at the quality, quantities, locations and timing needed to support commercialization.

●	Our future success depends on our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel.

●	Pandemics or other global emergencies could have an adverse impact on our developmental programs and our financial condition.

●	The market price of our ordinary shares may be highly volatile, and you may not be able to resell your shares at the purchase price.

These risks, assumptions and uncertainties are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results.

All of the forward-looking statements we have included in this Quarterly Report are based on information available to us on the date of this Quarterly Report. We undertake no obligation, and specifically decline any obligation, to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report might not occur.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,171	$11,825
Prepaid expenses and other current assets	3,544	3,645
Total current assets	11,715	15,470

Property and equipment, net	279	316
Finance lease right-of-use assets, net	317	337
Operating lease right-of-use assets	1,581	1,694
Investment in SAFE	1,500	1,500
Other assets	206	224
Total assets	$15,598	$19,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,522	$1,755
Accrued expenses and other current liabilities	434	418
Accounts payable and accrued expenses - related parties	22	42
Finance lease liabilities, current	79	78
Operating lease liabilities, current	456	445
Total current liabilities	2,513	2,738

Finance lease liabilities, net of current amount	243	263
Operating lease liabilities, net of current amount	1,145	1,263
Warrant liability	152	163
Total liabilities	4,053	4,427

Commitments and contingencies

Shareholders’ equity
Ordinary shares, NIS 0.35 par value, 34,285,714 shares authorized as of March 31, 2024 and December 31, 2023 and 9,018,261 issued and outstanding as of March 31, 2024 and December 31, 2023	788	788
Additional paid-in capital	96,656	96,524
Accumulated deficit	(86,074)	(82,308)
Accumulated other comprehensive income	175	110
Total shareholders’ equity	11,545	15,114
Total liabilities and shareholders’ equity	$15,598	$19,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Services revenue	$1	$-
Cost of services	-	-
Gross profit	1	-

Operating expenses
Research and development	1,550	1,596
General and administrative	2,289	3,923
Total operating expenses	3,839	5,519

Loss from operations	(3,838)	(5,519)

Other income (expense), net
Change in fair value of SAFEs	-	(1,865)
Change in fair value of warrant liability	11	1,096
Other income	61	16
	72	(753)

Net loss	(3,766)	(6,272)

Other comprehensive income
Change in foreign currency translation adjustment	65	$-

Comprehensive loss	$(3,701)	$(6,272)

Net loss per share, basic and diluted	$(0.42)	$(6.46)

Weighted-average common shares outstanding, basic and diluted	9,018,261	970,192

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Redeemable Convertible		Common		Additional		Other	Total
	Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance December 31, 2022	464,321	$35,352	970,192	$15	$34,061	$(71,044)	$-	$(36,968)
Share-based compensation expense	-	-	-	-	116	-	-	116
Net loss	-	-	-	-	-	(6,272)	-	(6,272)
Balance March 31, 2023	464,321	$35,352	970,192	$15	$34,177	$(77,316)	$-	$(43,124)

	Ordinary Shares		Additional Paid-In	Accumulated	Other Comprehensive	Total Shareholders’ Equity
	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance December 31, 2023	9,018,261	$788	$96,524	$(82,308)	$110	$15,114
Share-based compensation expense	-	-	132	-	-	132
Net loss	-	-	-	(3,766)	65	(3,701)
Balance March 31, 2024	9,018,261	$788	$96,656	$(86,074)	$175	$11,545

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,766)	$(6,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	68
Share-based compensation	132	116
Non-cash operating leases	113	184
Change in fair value of SAFEs	-	1,865
Change in fair value of warrant liability	(11)	(1,096)
Change in operating assets and liabilities
Prepaid expenses	237	577
Other assets	18	-
Accounts payable	(230)	1,735
Accrued expenses and other current liabilities	10	87
Accounts payable - related parties	(20)	-
Operating lease liabilities	(107)	(187)
Net cash used in operating activities	(3,561)	(2,923)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6)	(4)
Net cash used in investing activities	(6)	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of finance lease liabilities	(19)	(7)
Proceeds from issuance of SAFE agreements	-	4,351
Net cash (used in) provided by financing activities	(19)	4,344

Net increase (decrease) in cash and cash equivalents	(3,586)	1,417
Effect of exchange rate changes on cash	(68)	-
Cash and cash equivalents at the beginning of the period	11,825	1,581
Cash and cash equivalents at the end of the period	$8,171	$2,998

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of finance lease liability for finance lease right-of-use asset	$-	$405

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Notable Labs, Ltd., previously known as Vascular Biogenics, Ltd., is an Israeli corporation (“Notable”). These consolidated financial statements include three wholly owned subsidiaries, Notable Labs, Inc. (“Notable US”), VBL, Inc. (“VBL”) and Notable Therapeutics, Inc. (“Therapeutics”) (together with Notable, the “Company”). All material intercompany transactions have been eliminated in consolidation.

Notable US was incorporated as a Delaware corporation in 2014. Initially, Notable US developed its Predictive Precision Medicines Platform (“PPMP”) as a diagnostic tool for physicians for identifying which cancer treatment would be the most effective for an individual patient. Notable US then broadened its mission and applied its PPMP to streamline and accelerate the identification and validation of investigational compounds, working with multiple biotechnology and pharmaceutical companies under service-based agreements. In 2021, by entering into the Oncoheroes Agreement and the CicloMed Agreement, Notable US advanced from a purely diagnostic company to an integrated – diagnostic and therapeutic – platform therapeutics company designing and developing or co-developing predictive precision medicines.

On October 16, 2023, pursuant to the Agreement and Plan of Merger, dated February 22, 2023 (the “Merger Agreement”), by and among Notable Labs, Ltd., Merger Sub, and Notable US, Merger Sub was merged with and into Notable US, with Notable US continuing after the merger as the surviving entity and a wholly owned subsidiary of Notable Labs, Ltd. (the “Merger”). At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger Notable US common stock, par value $0.001 per share (the “Notable US Common Stock”), including shares underlying pre-Merger Notable US outstanding equity awards, was converted into the right to receive 0.0629 shares (the “Exchange Ratio”) of Notable Labs, Ltd. ordinary shares, NIS 0.35 par value per share (the “Company Ordinary Shares” or “Notable Ordinary Shares”). Immediately following the effective time of the Merger, Notable effected a 1-for-35 reverse stock split of the issued and outstanding Notable Ordinary Shares (the “Reverse Share Split”).

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

Liquidity and Going Concern Assessment

The Company has incurred losses and negative cash flows from operations since its inception. As of March 31, 2024 and December 31, 2023, the Company had an accumulated deficit of approximately $86.1 million and $82.3 million, respectively. As of March 31, 2024, the Company had cash of $8.2 million and has forecasted cash needs in excess of current liquidity. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

The Company is continuing to develop its predictive medicine platform and treatments, which is the primary use of funds for the Company. Management expects to continue to incur additional substantial losses and negative cash flows from operations in the foreseeable future as a result of expanded research and development activities until regulatory approval is granted. Regulatory approval is not guaranteed and may never be obtained.

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

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – BASIS OF PREPARATION OF THE FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of Notable have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. These unaudited interim condensed consolidated financial statements should therefore be read in conjunction with the audited consolidated financial statements and notes included in Form 10-K, filed with the Securities and Exchange Commission on April 11, 2024. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for the fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

Notable affected a 1-for-35 reverse stock split immediately following the effective time of the Merger. No fractional shares were issued in connection with the Reverse Stock Split. Each shareholder who did not have a number of shares evenly divisible pursuant to the Reverse Stock Split ratio and who would otherwise be entitled to receive a fractional ordinary share was entitled to receive an additional Notable Ordinary Share. The number of shares on equity related disclosures included in the condensed consolidated financial statements and accompanying notes, were retroactively adjusted to reflect the effects of the Reverse Share Split and the Exchange Ratio.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and calculation methods applied in the preparation of the unaudited condensed consolidated interim financial statements as of March 31, 2024 are consistent with those applied in the preparation of the annual financial statements as of December 31, 2023 and for the year then ended.

Revenue Recognition

The Company performed certain diagnostics services on a limited basis as an outsourced provider during the three months ended March 31, 2024 and 2023, but such activities do not represent its major and ongoing central operations.

The Company recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as the Company performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The Company generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. The Company has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of March 31, 2024 or December 31, 2023. The Company has not recorded any contract assets as of March 31, 2024 and December 31, 2023 as the Company has not completed any performance obligations for which it has not been able to bill its customers.

An allowance for doubtful accounts is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for doubtful accounts to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for doubtful accounts are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At March 31, 2024 and December 31, 2023, an allowance for doubtful accounts was not considered necessary as all accounts receivable were deemed collectible.

Cost of Services

Cost of services represents costs directly related to the services performed. Cost of services is primarily comprised of cost of samples and labor.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, measurement of lease liabilities and right-of-use assets, impairment of long-lived assets, stock-based compensation, accrued research and development costs, SAFE notes and redeemable convertible preferred stock warrant liability in the accompanying condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing predictive precision medicines that treat various forms of cancer. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All of the Company’s long-lived assets are maintained in, and all revenues and losses are attributable to, the United States of America.

Recently Adopted Accounting Pronouncements

As of March 31, 2024, there are no recently adopted accounting standards which the Company expects would have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of March 31, 2024, there are no recently issued accounting standards not yet adopted which the Company expects would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liability	$—	$—	$152	$152

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liability	$—	$—	$163	$163

There were no transfers between Levels 1, 2, or 3 during the three months ended March 31, 2024 and the year ended December 31, 2023. Additionally, there were no cash equivalents or marketable securities held as of March 31, 2024 or December 31, 2023.

The value of the warrants was based on the estimated value of the warrant using the Black-Scholes-Merton model as of March 31, 2024. The following assumptions were used in determining the fair value of the warrants:

Risk Free interest rate	4.2%
Expected life (years)	8.21
Expected volatility	164.7%
Annual dividend yield	0%

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s warrant liability activity for the three months ended March 31, 2024 (in thousands):

Warrant liability
Balance as of December 31, 2023	$163
Change in fair value	(11)
Balance as of March 31, 2024	$152

Warrant liability
Balance as of December 31, 2022	$5,113
Change in fair value	(1,096)
Balance as of March 31, 2023	$4,017

The change in the fair value of the warrant liability resulted from a reduction in the value per warrant based on the fair market valuation of the warrants as of March 31, 2024. The reduction primarily for the three months ended March 31, 2024 related to the decrease in the price of the underlying shares and the increase for the three months ended March 31, 2023 related to the increase in the value of the underlying shares.

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable	$183	$186
Employee retention credit	572	572
Prepaid expenses	2,754	2,857
Prepaid benefits	29	24
Prepaid clinical expenses	6	6
Total prepaid expenses and other current assets	$3,544	$3,645

During fiscal years 2020 and 2021, the Company took advantage of the relief provisions provided by the U.S. government in response to COVID-19 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provides an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes dependent on certain qualified wages paid to employees through fiscal year 2021. The Company qualifies for the tax credit under the CARES Act and continued to receive additional tax credits under the additional relief provisions for qualified wages through the end of 2021. The Company accounts for these labor related tax credits as a reduction to the expense that they are intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits. As of March 31, 2024 and December 31, 2023, $0.6 million was recorded as a receivable in prepaid and other current assets. The Company received $0.7 million of the receivable in the quarter ended March 31, 2023 and believes there is reasonable assurance the remaining balance will be collected (See Note 12).

Property and Equipment, Net

The following table presents the components of property and equipment, net, as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment	$194	$192
Laboratory equipment	1,999	1,999
Furniture and office equipment	29	29
Leasehold improvements	76	73
	2,298	2,293
Less: accumulated depreciation	(2,019)	(1,977)
Total property and equipment, net	$279	$316

Depreciation expense was approximately $0.1 million for the three months ended March 31, 2024 and 2023.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in SAFE

In October 2021, the Company entered into a simple agreement for future equity (“Oncoheroes SAFE”) agreement for $1.5 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Oncoheroes Biosciences Inc. (“Oncoheroes”). Alternatively, upon a dissolution or liquidity event such as a change in control or an initial public offering, the Company is entitled to receive a portion of $1.5 million. The number of shares of preferred stock would be determined by dividing the Oncoheroes SAFE purchase amount by price per share of the preferred stock issued in the respective equity financing. The Company recorded the investment of $1.5 million as an investment in the Oncoheroes SAFE on the condensed consolidated balance sheet (unaudited) as of March 31, 2024 and December 31, 2023. The investment in the Oncoheroes SAFE is treated as an investment in an equity security that the Company has elected to record at its cost less any impairment. No impairment losses have been recognized related to the investment for the three months ended March 31, 2024 and 2023 (See Note 7).

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses	$102	107
Accrued employee expenses	8	78
Accrued bonuses	324	233
Total accrued expenses and other current liabilities	$434	$418

NOTE 6 – ACCOUNTS PAYABLE - RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the Company owed related parties the following (in thousands):

	March 31, 2024	December 31, 2023
Board Member	$22	$42

For consulting services with the Board Member, the Company recorded general and administrative expenses of $60,450 and $43,403 for the three months ended March 31, 2024 and 2023.

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

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the agreement, the Company is obligated to make additional clinical and regulatory milestone payments up to a total of $8.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. When a licensed product is submitted to NDA, the Company is required to pay $1 million, upon US NDA approval, the Company is required to pay $4 million and upon EU MAA Approval, the Company is required to pay $3 million. In the event the Company grants a sublicense of rights, the Company will need to pay Oncoheroes a high single digit percentage of any upfront payment obtained from such sublicenses. No milestones have been met during the three months ended March 31, 2024 and 2023, and the Company did not make any royalty payments as the related product has not been approved for commercialization.

The Company also entered a SAFE agreement with Oncoheroes in October 2021 for $1.5 million recorded in the investment in SAFE on the condensed consolidated balance sheets, as discussed in Note 5.

CicloMed Agreement

In July 2021, the Company entered into a Co-Development and Profit-Sharing Agreement with CicloMed LLC (“CicloMed”) (the “CicloMed Agreement”) regarding use of the Company’s precision oncology diagnostic test in the research and development of CicloMed’s CicloProx product for the treatment of acute myeloid leukemia. Under the terms of the co-development agreement, CicloMed holds the primary responsibility for executing clinical trial operations while the Company is primarily focused on optimizing the Company’s predictive precision medicine platform. Both parties will equally share the costs associated with the on-going clinical trial incurred after the effective date. In the event a CicloProx product is commercially developed and sold, the parties will share in the net proceeds. The Company recorded $0 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, as research and development expense related to this agreement.

NOTE 8 – INCOME TAXES

As of January 1, 2023, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during the three months ended March 31, 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2024, and there was no accrual for uncertain tax positions as of March 31, 2024. Tax years from 2020 through 2023 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 9 - LEASES

The following table summarizes total lease expense during the three months ended March 31, 2024 and 2023 (in thousands):

	March 31, 2024	March 31, 2023
Amortization of ROU assets - finance lease	$20	$7
Interest on lease liabilities - finance lease	$3	$1
Cash paid for financing lease liabilities	$22	$-
Cash paid for operating lease liabilities	$132	$187
Operating lease expense	$120	$185
Variable lease expense	$4	$22
Short-term lease expense	$1	$-

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2024 (in thousands):

	Lease Obligation
	Finance Lease	Facilities Lease
2024	$66	$404
2025	87	552
2026	87	569
2027	87	239
2028 and thereafter	15	-
Total future undiscounted lease payments	342	1,764
Less: imputed interest	(20)	(163)
Total lease liabilities	$322	$1,601

NOTE 10 – EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION EXPENSE

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

2015 Equity Incentive Plan

Notable adopted the 2015 Equity Incentive Plan (the “2015 Plan”) in August 2015, which provides for the granting of ISO, NSO, and restricted shares to employees, directors, and consultants. The 2015 Plan authorized a total of 37,199 shares reserved for future issuance. Under amendments to the 2015 Plan, an additional 160,253 shares in 2017, 141,094 shares in 2019, and 31,450 shares in 2022 were authorized to be reserved for future issuance. As of March 31, 2024, there were 66,975 Ordinary Shares reserved for future issuance pursuant to the 2015 Plan.

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

2024 Employee Share Ownership and Option Plan

Notable adopted the 2024 Employee Share Ownership and Option Plan (the “2024 Plan”) in March 2024, which provides for the granting of ISO, NSO, restricted shares and restricted units to employees, directors, and consultants. The 2024 Plan authorized a total of 4 million shares reserved for future issuance. The shares may be increased automatically (i) on an annual basis on January 1 of each year (unless resolved otherwise by the Board of Directors), such that the number of shares issuable under the Plan shall equal 35% of the Company’s issued and outstanding share capital on a fully diluted basis; and (ii) in the event that any Ordinary Shares would have otherwise returned to the Company’s employee share ownership and option plans of 2000, 2011 and 2014, such Ordinary Shares shall be added to this Plan. As of March 31, 2024, there were 4 million Ordinary Shares reserved for future issuance pursuant to the 2024 Plan.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Options under the 2024 Plan may be granted for periods of up to 10 years and at prices no less than 100% of the estimated fair value of the underlying shares of common stock on the date of grant as determined by the Board provided that the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. The 2024 Plan requires that options be exercised no later than 10 years after the grant. Options granted to employees generally vest ratably on a monthly basis over four years, subject to cliff vesting restrictions and continuing service.

The following summarizes stock option activity under all of the Plans:

	Options Outstanding
	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	284,437	$49.67	4.0	$-
Granted	55,299	$1.28	-	-
Cancelled	(141,289)	$75.45	-	-
Outstanding as of March 31, 2024	198,447	$17.83	7.9	$27
Exercisable as of March 31, 2024	135,375	$24.28	7.0	$-
Vested and expected to vest as of March 31, 2024	198,447	$17.83	7.9	$27

No options were exercised and there was no restricted stock activity (RSA) under the Plans during the three months ended March 31, 2024 and 2023.

Stock-Based Compensation Expense

During the three months ended March 31, 2024 and 2023, the Company issued in aggregate 55,299 and 0 options to purchase the Company’s ordinary shares to six board members under the 2014 Equity Incentive Plan. The weighted-average grant date fair value of the options granted during the three months ended March 31, 2024, was $1.28 per share. Notable estimated the fair value of stock options using the Black-Scholes-Merton option pricing model which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The fair value of employee and non-employee stock options is recognized as expense on the straight-line basis over the requisite service period of the awards. These assumptions include:

●	Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of option.

●	Expected volatility —The Company uses the volatility of the ordinary shares traded in the public market.

●	Expected term — The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the midpoint of the time-to-vesting and the contractual term of the stock-based awards. The Company utilizes this method due to lack of historical exercise data.

●	Expected dividend rate — The Company has never paid dividends on its ordinary shares and has no plans to pay dividends on its ordinary shares. Therefore, the Company used an expected dividend yield of zero.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted during the three months ended March 31, 2024 was estimated using the following weighted-average assumptions:

2024
Expected term (in years)	10
Risk-free interest rate	4.2%
Expected dividend rate	-%
Expected volatility	170.7%

The following table summarizes the components of stock-based compensation expense relating to options recognized in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2024	2023
Research and development	$99	$26
General and administrative	33	90
Total	$132	$116

As of March 31, 2024, the total stock-based compensation expense related to stock awards not yet recognized was $0.5 million and will be recognized over a weighted-average remaining period of approximately 0.7 years.

NOTE 11 – NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(3,766)	$(6,272)
Denominator:
Weighted-average ordinary shares outstanding used to compute net loss per share, basic and diluted	9,018,261	970,192
Net loss per share, basic and diluted:	$(0.42)	$(6.46)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

NOTE 12 – SUBSEQUENT EVENTS

The Company received Employee Retention Credit refund checks that were deposited in April 2024, in the total amount of $251,220.

On May 8, 2024, the Company issued options to purchase 390,000 of the Company’s ordinary shares to employees, options to purchase 70,000 of the Company’s ordinary shares to consultants, options to purchase 350,000 of the Company’s ordinary shares to officers of the Company, 30,000 restricted ordinary shares of the Company to a consultant and 400,000 restricted ordinary shares of the Company to the Chief Executive Officer of the Company.

In addition, the Company issued 40,247 restricted ordinary shares of the Company to each of four board members and 65,247 restricted ordinary shares of the Company to the Chairman of the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in this Form 10-Q. Our audited financial statements as of and for the year ended December 31, 2023 have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024, or the period, have been prepared in accordance with U.S. GAAP, “Interim Reporting,” or ASC 270 and Article 10 of Regulation S-X. Unless stated otherwise, comparisons included herein are made to the three month period ended on March 31, 2023, or the parallel period. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company”, “Notable,” “we,” “us,” and “our” refer to Notable Labs, Ltd. and its consolidated subsidiaries. You should read the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Merger Transaction

On October 16, 2023, pursuant to the Merger Agreement, by and among the Company, Merger Sub and Notable Labs, Inc., Merger Sub was merged with and into Notable Labs, Inc., with Notable Labs, Inc. continuing after the merger as the surviving entity and a wholly owned subsidiary of the Company. At the effective time of the Merger, without any action on the part of any stockholder, each issued and outstanding share of pre-Merger Notable Labs, Inc.’s common stock, par value $0.001 per share (the “Notable Labs, Inc. Common Stock”), including shares underlying pre-Merger Notable Labs, Inc.’s outstanding equity awards, was converted into the right to receive 0.0629 shares (the “Exchange Ratio”) of the Company’s common stock, 0.35 NIS par value per share (the “Company Ordinary Shares”), Immediately following the effective time of the Merger, the Company effected a 1-for-35 reverse stock split of the issued and outstanding Company Ordinary Shares (the “Reverse Stock Split”). Upon completion of the Merger and the transactions contemplated in the Merger Agreement, (i) the former Notable Labs, Inc. equity holders owned approximately 71.9% of the outstanding equity of the Company on a fully diluted basis, assuming the exercise in full of warrants to purchase 94,988 Company Ordinary Shares and including 160,635 Company Ordinary Shares underlying options to purchase shares of Notable Labs, Inc.’s Common Stock assumed by the company at closing and after adjustments based on the Company’s net cash at closing; and (ii) former Vascular Biogenics, Ltd. shareholders owned approximately 28.1% of the outstanding equity of the Company.

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

Notable continued to perform certain diagnostics services on a limited basis as an outsourced provider through the three months ended March 31, 2024, but such activities do not represent its major and ongoing central operations and Notable does not expect to derive any material revenue as a result.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of March 31, 2024 and December 31, 2023. Notable has not recorded any contract assets as of March 31, 2024 and December 31, 2023, and as of March 31, 2024 Notable had not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial and are recorded in operating expenses.

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

Notable expects to significantly increase its research and development efforts by conducting the remaining studies necessary for the development and approval of Volasertib and Fosciclopirox. Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead related expenses and travel related expenses for Notable’s research and development personnel;

●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;

●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;

●	formulation, research and development expenses related to the PPMP, Volasertib and Fosciclopirox and other products Notable may choose to develop; and

●	costs for sponsored research.

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

Income Taxes

For the three months ended March 31, 2024 and 2023, no income tax expense or benefit was recognized. Notable’s deferred tax assets are comprised primarily of net operating loss carryforwards. At March 31, 2024, Notable had federal and state net operating loss carryforwards of approximately $128.3 million and foreign net operating loss carryforwards of $263.7 million. Notable maintains a full valuation allowance on its deferred tax assets since Notable has not yet achieved sustained profitable operations and does not expect taxable income in the near future. As a result, Notable has not recorded any income tax benefit since its inception.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth Notable’s results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (in thousands):

			2024
	Three Months ended March 31,		Increase
	2024	2023	(Decrease)
Services revenue	$1	$-	$1
Cost of services	-	-	-
Operating expenses:
Research and development	1,550	1,596	(46)
General and administrative	2,289	3,923	(1,634)
Loss from operations	(3,838)	(5,519)	1,681
Other income (expense), net
Change in fair value of SAFEs	-	(1,865)	1,865
Change in fair value warrant liability	11	1,096	(1,085)
Other income	61	16	45
Net loss	$(3,766)	$(6,272)	$2,506

Services Revenue

Services revenue increased from $0 to $1 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase of $1 thousand was the result of Notable’s performing services for others.

Research and Development Expenses

Research and development expenses remained consistent at $1.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The change was primarily due to the increases and decreases in the following programs (in thousands):

			2024
	Three Months ended March 31,		Increase
	2024	2023	(Decrease)
Engineering	$216	$238	$(22)
Medical Affairs	16	-	16
Operational	23	23	-
Scientific projects	621	629	(8)
Volasertib	489	463	26
Subtotal	1,365	1,353	12
Other	185	243	(58)
Total	$1,550	$1,596	$(46)

Engineering expenses are costs necessary to support the PPMP platform. Engineering expenses remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Medical affairs expenses include costs of clinical planning. Medical affairs expenses remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The immaterial increase related primarily to establishing relationships for the Volasterib project.

Operational expenses are costs to operate the laboratory. Operational expenses remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Scientific projects are exploratory research and development projects. Scientific project expenses remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Volasertib is a small molecule with certain uses related to cancer. Volasertib expenses remained consistent for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses decreased to $2.3 million from $3.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease of $1.6 million, or 41.0%, was due to a $2.2 million decrease in legal and professional fees primarily related to the merger for the three months ended March 31, 2023 that were non-recurring during the three months ended March 31, 2024, offset by a $0.1 million decrease in facilities expenses, a $0.3 million increase in insurance expense predominantly related to directors and officers insurance and a $0.2 million increase in board fees.

Other Income (Expense), Net

Other income (expense), net, increased to $0.1 million of other income, net, from $0.7 million of other expense, net for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase of $0.8 million, or 109.6%, was primarily due to the increase in the unrealized loss of convertible debt of $1.9 million during the three months ended March 31, 2023 not recurring during the three months ended March 31, 2024 and the increase in the derivative fair value of the Series C SAFE and redeemable convertible preferred stock warrant liability of $1.1 million during the three months ended March 31, 2023 not recurring during the three months ended March 31, 2024.

Net Loss

Net loss decreased to $3.8 million from $6.3 million for the three months ended March 31, 2024 compared to the three monhts ended March 31, 2023. The decrease of $2.5 million, or 40.0%, was due to the factors described above.

Liquidity, Capital Resources, and Financial Requirements

Overview

For the period from inception through March 31, 2024, Notable has incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $86.1 million. Notable has financed its operations primarily through the issuance of equity securities and through the cash inflow as a result of the Merger completed on October 16, 2023. Notable does not expect to have positive cash flow for the foreseeable future and does not believe the existing cash resources will be sufficient to sustain operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our products, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we are successful in generating sufficient revenue or in raising sufficient capital in order commercialize our products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.

As of May 9, 2024, Notable has cash and cash equivalents of $6.8 million. Based on the current cash position and the Company’s planned expense run rate, management believes Notable will be able to finance its operations through September 2024. Notable has based this estimate on assumptions that may prove to be wrong and may deplete its capital resources sooner than it expects.

Notable expects to continue to incur significant and increasing operating losses at least for the foreseeable future. Notable does not expect to generate product revenue unless and until it successfully completes development of and obtains regulatory approval for Volasertib, Fosciclopirox, or any other future products. Notable’s net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of planned clinical trials and Notable’s expenditures on other research and development activities. Notable anticipates that its expenses will increase substantially in 2024 as Notable advances the clinical development of Volasertib and Fosciclopirox, and operates as a publicly traded company. Notable does not expect positive cash flows from operations in the foreseeable future. Notable management expects to continue to incur additional substantial losses in the foreseeable future as a result of expanded research and development activities until regulatory approval is granted. Regulatory approval is not guaranteed and may never be obtained. As a result, these conditions raise substantial doubt about Notable’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and March 31, 2023

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months ended March 31,
	2024	2023	Change
Cash used in operating activities	$(3,561)	$(2,923)	$(638)
Cash used in investing activities	(6)	(4)	(2)
Cash provided by (used in) financing activities	(19)	4,344	(4,363)

Net increase (decrease) in cash and cash equivalents	$(3,586)	$1,417	$(5,003)

Cash Flows used in Operating Activities

Net cash used in operating activities was $3.6 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, representing an increase of $0.7 million or approximately 21.8%. The increase was primarily due to a decrease in the redeemable convertible preferred stock warrant liability of $1.1 million offset by a decrease in the fair value of SAFE notes of $1.9 million and other working capital increases.

Cash Flows used in Investing Activities

Net cash from investing activities was $0 million for the three months ended March 31, 2024 and 2023.

Cash Flows from Financing Activities

Net cash used in financing activities was $0 million for the three months ended March 31, 2024 and net cash provided from financing activities was $4.3 million for the three months ended March 31, 2023, representing a decrease of $4.3 million. For the three months ended March 31, 2023, the amounts primarily represent net proceeds from issuance of SAFE Agreements, which were not recurring during the three months ended March 31, 2024.

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

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2023. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

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

We have used the Black-Scholes-Merton option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

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

Warrant Liabilities

Notable classifies warrants to purchase ordinary shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The warrants to purchase ordinary shares are subject to re-measurement at each balance sheet date until exercised or expired, and any change in fair value is recognized as a component of other income, net in the consolidated statements of operations and comprehensive loss. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of the warrants. Offering costs associated with the issuance of warrant liabilities are allocated on a relative basis and expensed as incurred. These warrants are now convertible into Ordinary Shares.

Revenue Recognition

During the three months ended March 31, 2024, Notable’s central revenue generating activities and performance obligations consisted of performing diagnostic services using its proprietary platform that was utilized by entities primarily engaged in their own research and development efforts to identify therapeutic combinations in a more targeted and efficient method of drug discovery. These activities do not represent its major and ongoing central operations.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of March 31, 2024 and December 31, 2023. Notable has not recorded any contract assets as of March 31, 2024 and December 31, 2023 as Notable has not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial costs of services are recorded in operating expenses.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such matters during the quarter ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTABLE LABS, LTD.

Date: May 15, 2024	By:	/s/ Thomas A. Bock
Thomas A. Bock
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer (Principal Financial and Accounting Officer)

