Form 10-Q
period 2024-06-30
Notable Labs, Ltd.
filed 2024-08-14
CIK 1603207

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the registrant had 9,659,496 ordinary shares, par value NIS 0.35 par value per share, outstanding.

NOTABLE LABS, LTD.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that relate to future events or our future financial performance, which express the current beliefs and expectations of our management. Such statements involve a number of known and unknown risks, uncertainties and other factors that could cause our actual future results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include all statements that are not historical facts and can be identified by words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases. We have based these forward-looking statements largely on our management’s current expectations and future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. Forward-looking statements include, but are not limited to, express or implied statements about:

●	our cash runway;

●	the initiation, timing, progress and results of our preclinical and clinical activities, including a Phase 2a trial for Volasertib and our research and development program;

●	our expectations about the availability and timing of data from any clinical trial;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	our plans for future clinical trials;

●	our ability to manufacture our product candidates in sufficient quantities for clinical trials and, if appropriate, commercialization;

●	the timing or likelihood of regulatory filings and approvals, including data required to file for regulatory approval;

●	the commercialization of our product candidates, if approved;

●	potential advantages of our product candidates;

●	the pricing and reimbursement of our product candidates, if approved;

●	our ability to develop and commercialize additional product candidates;

●	our business strategy;

●	the implementation of our business model, strategic plans for our business, product candidates and technology;

●	the scope and duration of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;

●	estimates of our expenses, future revenues, capital requirements and our needs for additional financing;

●	our ability to maintain the listing of our ordinary shares on the NASDAQ Capital Market;

●	our ability to establish and maintain collaborations and the benefits of such collaborations;

●	our ability to maintain our level of grant funding or obtain additional grant or other non-dilutive sources of funding and commitments associated with such grants; and

●	developments relating to our competitors and our industry.

All forward-looking statements involve risks, assumptions and uncertainties. You should not rely upon forward-looking statements as predictors of future events. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission, or SEC, on April 11, 2024, and other subsequent filings with the SEC, including, among other things, the following:

●	We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

●	We have never generated any revenue from product sales and may never be profitable.

●	We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	We are highly dependent on our technology in general, and we cannot be certain that our product candidates will receive regulatory approval or be commercialized or that we will be able to realize any value from these product candidates. Any failure to successfully develop, obtain regulatory approval for and commercialize any current or future product candidates, independently or in cooperation with a third-party collaborator, or the experience of significant delays in doing so, would compromise our ability to generate revenue and become profitable.

●	Our product candidates are based on novel technology and are in early stages of development, which makes it difficult to predict the time and cost of development and potential regulatory approval.

●	We may find it difficult to enroll patients in future clinical trials, and patients could discontinue their participation in our clinical trials, which could delay or prevent clinical trials of our product candidate.

●	We may encounter substantial delays in our clinical trials or we may fail to demonstrate safety and efficacy to the satisfaction of applicable regulatory authorities.

●	The results from our future clinical trials may not be sufficiently robust to support the submission for marketing approval for our product candidates. Before we submit our product candidates for marketing approval, the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, may require us to conduct additional clinical trials, or evaluate subjects for an additional follow-up period.

●	Legislative and regulatory activity may exert downward pressure on potential pricing and reimbursement for our product candidates, if approved, that could materially affect the opportunity to commercialize.

●	We expect to rely on third parties to conduct certain aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

●	We intend to rely on third-party manufacturers to produce commercial quantities of any of our product candidates that receive regulatory approval, but we have not entered into binding agreements with any such manufacturers to support commercialization. Additionally, these manufacturers may not have experience producing our product candidates at commercial levels and may not pass regulatory inspections or achieve the necessary regulatory approvals or produce our product candidate at the quality, quantities, locations and timing needed to support commercialization.

●	Our future success depends on our ability to retain key employees, consultants, and advisors and to attract, retain and motivate qualified personnel.

●	We are not in compliance with Nasdaq’s minimum bid price requirement and if we fail to regain compliance our ordinary shares would be delisted, which could adversely affect the liquidity of our ordinary shares and our ability to raise additional capital.

●	The market price of our ordinary shares may be highly volatile, and you may not be able to resell your shares at the purchase price.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,092	$11,825
Prepaid expenses and other current assets	2,892	3,645
Total current assets	6,984	15,470

Property and equipment, net	346	316
Finance lease right-of-use assets, net	297	337
Operating lease right-of-use assets	1,467	1,694
Investment in SAFE	-	1,500
Investment in Series Seed Preferred Stock	1,500	-
Deferred financing costs	306	-
Other assets	104	224
Total assets	$11,004	$19,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,140	$1,755
Accrued expenses and other current liabilities	809	418
Accounts payable and accrued expenses - related party	22	42
Finance lease liabilities, current	79	78
Operating lease liabilities, current	467	445
Total current liabilities	2,517	2,738

Finance lease liabilities, net of current amount	224	263
Operating lease liabilities, net of current amount	1,025	1,263
Warrant liability	52	163
Total liabilities	3,818	4,427

Commitments and contingencies

Shareholders’ equity
Ordinary shares, NIS 0.35 par value, 34,285,714 shares authorized as of June 30, 2024 and December 31, 2023 and 9,659,496 issued and outstanding as of June 30, 2024 and 9,018,261 issued and outstanding as of December 31, 2023	849	788
Additional paid-in capital	97,514	96,524
Accumulated deficit	(91,293)	(82,308)
Accumulated other comprehensive income	116	110
Total shareholders’ equity	7,186	15,114
Total liabilities and shareholders’ equity	$11,004	$19,541

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Services revenue	$2	$-	$3	$-
Cost of services	-	-	-	-
Gross profit	2	-	3	-

Operating expenses
Research and development	2,354	1,054	3,904	2,650
General and administrative	3,028	1,932	5,317	5,855
Total operating expenses	5,382	2,986	9,221	8,505

Loss from operations	(5,380)	(2,986)	(9,218)	(8,505)

Other income (expense), net
Change in fair value of SAFEs	-	(858)	-	(2,723)
Change in fair value of warrant liability	100	408	111	1,504
Other income	61	1	122	17
	161	(449)	233	(1,202)

Net loss	(5,219)	(3,435)	(8,985)	(9,707)

Other comprehensive income (expense)
Change in foreign currency translation adjustment	(59)	-	6	-

Comprehensive loss	$(5,278)	$(3,435)	$(8,979)	$(9,707)

Net loss per share, basic and diluted	$(0.55)	$(3.54)	$(0.97)	$(10.00)

Weighted-average common shares outstanding, basic and diluted	9,455,751	970,402	9,235,006	970,297

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Ordinary		Additional		Accumulated Other	Total
	Shares		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance December 31, 2023	9,018,261	$788	$96,524	$(82,308)	$110	$15,114
Share-based compensation expense	-	-	132	-	-	132
Net (loss) income	-	-	-	(3,766)	65	(3,701)
Balance March 31, 2024	9,018,261	788	96,656	(86,074)	175	11,545
Issuance of restricted share awards	656,235	62	719	-	-	781
Cancellation of restricted share awards	(15,000)	(1)	(17)	-	-	(18)
Share-based compensation expense	-	-	156	-	-	156
Net loss	-	-	-	(5,219)	(59)	(5,278)
Balance June 30, 2024	9,659,496	$849	$97,514	$(91,293)	$116	$7,186

	Redeemable Convertible		Common		Additional		Accumulated Other	Total
	Preferred Stock		Stock		Paid-In	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
Balance December 31, 2022	464,321	$35,352	970,192	$15	$34,061	$(71,044)	$-	$(36,968)
Share-based compensation expense	-	-	-	-	116	-	-	116
Net loss	-	-	-	-	-	(6,272)	-	(6,272)
Balance March 31, 2023	464,321	35,352	970,192	15	34,177	(77,316)	-	(43,124)
Exercise of ordinary share options	-	-	315	-	5	-	-	5
Share-based compensation	-	-	-	-	202	-	-	202
Net loss	-	-	-	-	-	(3,435)	-	(3,435)

Balance June 30, 2023	464,321	$35,352	970,507	$15	$34,384	$(80,751)	$-	$(46,352)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NOTABLE LABS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,985)	$(9,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	127	130
Share-based compensation	1,051	318
Non-cash operating leases	227	371
Change in fair value of SAFEs	-	2,723
Change in fair value of warrant liability	(111)	(1,504)
Change in operating assets and liabilities
Prepaid expenses	855	619
Other assets	18	-
Accounts payable	(607)	1,365
Accrued expenses and other current liabilities	390	227
Accounts payable - related parties	(20)	-
Operating lease liabilities	(216)	(375)
Net cash used in operating activities	(7,271)	(5,833)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(14)	(30)
Trademark costs	(1)	-
Net cash used in investing activities	(15)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee options	-	5
Repayment of finance lease liabilities	(38)	(25)
Deferred financing costs	(306)	-
Proceeds from issuance of the SAFE agreements	-	6,198
Net cash (used in) provided by financing activities	(344)	6,178

Net increase (decrease) in cash and cash equivalents	(7,630)	315
Effect of exchange rate changes on cash	(103)	-
Cash and cash equivalents at the beginning of the period	11,825	1,581
Cash and cash equivalents at the end of the period	$4,092	$1,896

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of finance lease liability for finance lease right-of-use asset	$-	$405

Issuance of operating lease liability for operating lease right-of-use asset	$-	$1,950

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

Notable US was incorporated as a Delaware corporation in 2014. Initially, Notable US developed its Predictive Medicines Platform (“PMP”) as a diagnostic tool for physicians for identifying which cancer treatment would be the most effective for an individual patient. Notable US then broadened its mission and applied its PMP to streamline and accelerate the identification and validation of investigational compounds, working with multiple biotechnology and pharmaceutical companies under service-based agreements. In 2021, by entering into the Oncoheroes Agreement and the CicloMed Agreement, Notable US advanced from a purely diagnostic company to an integrated – diagnostic and therapeutic – platform therapeutics company designing and developing or co-developing predictive medicines.

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

In connection with the closing of the Merger, Notable changed its name to Notable Labs, Ltd. and Notable’s Ordinary Shares listed on The Nasdaq Capital Market, previously trading through the close of business on October 16, 2023 under the trading symbol “VBLT”, commenced trading on The Nasdaq Capital Market, on a post-Reverse Share Split adjusted basis, under the trading symbol “NTBL” on October 17, 2023.

Liquidity and Going Concern Assessment

The Company has incurred losses and negative cash flows from operations since its inception. As of June 30, 2024 and December 31, 2023, the Company had an accumulated deficit of approximately $91.3 million and $82.3 million, respectively. As of June 30, 2024, the Company had cash of $4.1 million and has forecasted cash needs in excess of current liquidity. These conditions raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Notable affected a 1-for-35 reverse stock split immediately following the effective time of the Merger. No fractional shares were issued in connection with the Reverse Share Split. Each shareholder who did not have a number of shares evenly divisible pursuant to the Reverse Share Split ratio and who would otherwise be entitled to receive a fractional ordinary share was entitled to receive an additional Notable Ordinary Share. The number of shares on equity related disclosures included in the condensed consolidated financial statements and accompanying notes, were retroactively adjusted to reflect the effects of the Reverse Share Split and the Exchange Ratio.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies and calculation methods applied in the preparation of the unaudited condensed consolidated interim financial statements as of June 30, 2024 are consistent with those applied in the preparation of the annual financial statements as of December 31, 2023 and for the year then ended.

Revenue Recognition

The Company performed certain diagnostics services on a limited basis as an outsourced provider during the three and six months ended June 30, 2024 and 2023, but such activities do not represent its major and ongoing central operations.

The Company recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as the Company performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. The Company generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. The Company has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of June 30, 2024 or December 31, 2023. The Company has not recorded any contract assets as of June 30, 2024 and December 31, 2023 as the Company has not completed any performance obligations for which it has not been able to bill its customers.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An allowance for expected credit losses is established, as necessary, based on past experience and other factors which, in management’s judgment, deserve current recognition in estimating bad debts. Such factors include growth and composition of accounts receivable, the relationship of the allowance for expected credit losses to accounts receivable, and current economic conditions. The determination of the collectability of amounts due requires the Company to make judgments regarding future events and trends. Allowances for expected credit losses are determined based on assessing the Company’s portfolio on an individual customer and on an overall basis. This process consists of a review of historical collection experience, current aging status of the customer account, and the financial condition of the Company’s customers. Based on a review of these factors, the Company establishes or adjusts the allowance for specific customers and the accounts receivable portfolio as a whole. At June 30, 2024 and December 31, 2023, an allowance for expected credit losses was not considered necessary as all accounts receivable were deemed collectible.

Cost of Services

Cost of services represents costs directly related to the services performed. Cost of services is primarily comprised of cost of samples and labor.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP generally requires management to make certain estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets and liabilities, and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Areas where management uses subjective judgments include, but are not limited to, measurement of lease liabilities and right-of-use assets, impairment of long-lived assets, stock-based compensation, accrued research and development costs, SAFEs and warrant liability in the accompanying condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Segments

The Company operates and manages its business as one reportable operating segment, which is the business of developing predictive medicines that treat various forms of cancer. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for allocating resources and evaluating financial performance. All of the Company’s long-lived assets are maintained in, and all revenues and losses are attributable to, the United States of America.

Recently Adopted Accounting Pronouncements

As of June 30, 2024, there are no recently adopted accounting standards which the Company expects would have a material effect on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June 30, 2024, there are no recently issued accounting standards not yet adopted which the Company expects would have a material effect on the Company’s condensed consolidated financial statements.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – FAIR VALUE MEASUREMENTS

The following table sets forth the Company’s financial liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liability	$—	$—	$52	$52

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Warrant liability	$—	$—	$163	$163

There were no transfers between Levels 1, 2, or 3 during the six months ended June 30, 2024 and the year ended December 31, 2023. Additionally, there were no cash equivalents or marketable securities held as of June 30, 2024 and December 31, 2023.

The value of the warrants was based on the estimated value of the warrant using the Black-Scholes-Merton model as of June 30, 2024. The following assumptions were used in determining the fair value of the warrants:

Risk Free interest rate	4.3%
Expected life (years)	7.96
Expected volatility	168.1%
Annual dividend yield	0%

The following is a summary of the Company’s warrant liability activity for the six months ended June 30, 2024 and 2023 (in thousands):

June 30, 2024
Balance as of December 31, 2023	$163
Change in fair value	(111)
Balance as of June 30, 2024	$52

June 30, 2023
Balance as of December 31, 2022	$5,113
Change in fair value	(1,504)
Balance as of June 30, 2023	$3,609

The change in the fair value of the warrant liability resulted from a reduction in the value per warrant based on the fair market valuation of the warrants as of June 30, 2024. The reduction for the six months ended June 30, 2024 related to the decrease in the price of the underlying shares and the reduction for the six months ended June 30, 2023 related to the decrease in the value of the underlying shares.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – BALANCE SHEET COMPONENTS

Prepaid Expenses and Other Current Assets

The following table presents the components of prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable	$184	$186
Employee retention credit	316	572
Prepaid expenses	2,352	2,857
Prepaid benefits	34	24
Prepaid clinical expenses	6	6
Total prepaid expenses and other current assets	$2,892	$3,645

During fiscal years 2020 and 2021, the Company took advantage of the relief provisions provided by the U.S. government in response to COVID-19 under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act provides an employee retention credit (“Employee Retention Credit”), which is a refundable tax credit against certain employment taxes dependent on certain qualified wages paid to employees through fiscal year 2021. The Company qualifies for the tax credit under the CARES Act and continued to receive additional tax credits under the additional relief provisions for qualified wages through the end of 2021. The Company accounts for these labor related tax credits as a reduction to the expense that they are intended to compensate in the period in which the corresponding expense is incurred and there is reasonable assurance the Company will both receive the tax credits and comply with all conditions attached to the tax credits. As of June 30, 2024 and December 31, 2023, $0.3 million and $0.6 million was recorded as a receivable in prepaid expenses and other current assets. The Company received $0.3 million during the six months ended June 30, 2024 and recorded a bad debt for $0.01 million, received $0.7 million of the receivable during the six months ended June 30, 2023 and believes there is reasonable assurance the remaining balance will be collected.

Property and Equipment, Net

The following table presents the components of property and equipment, net, as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment	$202	$192
Laboratory equipment	2,102	1,999
Furniture and office equipment	29	29
Leasehold improvements	76	73
	2,409	2,293
Less: accumulated depreciation	(2,063)	(1,977)
Total property and equipment, net	$346	$316

Depreciation expense was approximately $0.0 million and $0.1 million for both the three and six months ended June 30, 2024 and 2023, respectively.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investment in SAFE and Series Seed Preferred Stock

In October 2021, the Company entered into a simple agreement for future equity (“Oncoheroes SAFE”) agreement for $1.5 million in exchange for a right to participate in a future equity financing of preferred stock to be issued by Oncoheroes Biosciences Inc. (“Oncoheroes”). Alternatively, upon a dissolution or liquidity event such as a change in control or an initial public offering, the Company would be entitled to receive a portion of $1.5 million. The number of shares of preferred stock would be determined by dividing the Oncoheroes SAFE purchase amount by the price per share of the preferred stock issued in the respective equity financing. The Company recorded the investment of $1.5 million as an investment in the Oncoheroes SAFE on the condensed consolidated balance sheet as of December 31, 2023. The investment in the Oncoheroes SAFE was treated as an investment in an equity security that the Company elected to record at its cost less any impairment as of December 31, 2023.

Effective April 15, 2024, the Oncoheroes SAFE converted into Series Seed Preferred Stock of Oncoheroes (“Series Seed Preferred Stock”) with an aggregate liquidation preference of $1.5 million. The Company recorded the investment of $1.5 million as an investment in Series Seed Preferred Stock on the condensed consolidated balance sheet(unaudited) as of June 30, 2024. The investment in the Oncoheroes Series Seed Preferred Stock is treated as an investment in an equity security that the Company has elected to record at its cost less any impairment as of June 30, 2024.

No impairment losses have been recognized related to the investment for the three and six months ended June 30, 2024 and 2023 (See Note 8).

Accrued Expenses and Other Current Liabilities

The following table presents the components of accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses	$370	107
Accrued employee expenses	8	78
Accrued bonuses	431	233
Total accrued expenses and other current liabilities	$809	$418

NOTE 6 – TRADEMARKS

Costs associated with the registration of trademarks have been capitalized in the amount of $1,300 and have been included in other assets. As of June 30, 2024 and December 31, 2023, no trademark has been filed, however, when the trademark is filed, the costs will be amortized over the estimated useful life of 20 years.

NOTE 7 – ACCOUNTS PAYABLE - RELATED PARTIES

As of June 30, 2024 and December 31, 2023, the Company owed related parties the following (in thousands):

	June 30, 2024	December 31, 2023
Board Member	$22	$42

For consulting services with the Board Member, the Company recorded general and administrative expenses of $65,691 and $128,250 for the three and six months ended June 30, 2024 and $61,623 and $105,401 for the three and six months ended June 30, 2023.

NOTE 8 – CO-DEVELOPMENT AND LICENSE AGREEMENTS

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

Under the terms of the agreement, the Company is obligated to make additional clinical and regulatory milestone payments up to a total of $8.0 million, plus tiered royalties from the mid-single digits up to mid-teens on net sales. When a licensed product is submitted to NDA, the Company is required to pay $1 million, upon US NDA approval, the Company is required to pay $4 million and upon EU MAA Approval, the Company is required to pay $3 million. In the event the Company grants a sublicense of rights, the Company will need to pay Oncoheroes a high single digit percentage of any upfront payment obtained from such sublicenses. No milestones have been met during the six months ended June 30, 2024 and 2023, and the Company did not make any royalty payments as the related product has not been approved for commercialization.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also entered a SAFE agreement with Oncoheroes in October 2021 for $1.5 million recorded in the investment in SAFE on the condensed consolidated balance sheets, as discussed in Note 5.

CicloMed Agreement

In July 2021, the Company entered into a Co-Development and Profit-Sharing Agreement with CicloMed LLC (“CicloMed”) (the “CicloMed Agreement”) regarding use of the Company’s precision oncology diagnostic test in the research and development of CicloMed’s CicloProx product for the treatment of acute myeloid leukemia. Under the terms of the co-development agreement, CicloMed holds the primary responsibility for executing clinical trial operations while the Company is primarily focused on optimizing the Company’s predictive medicines platform. Both parties will equally share the costs associated with the on-going clinical trial incurred after the effective date. In the event a CicloProx product is commercially developed and sold, the parties will share in the net proceeds. The Company recorded $0.0 million and $0.1 million for the three and six months ended June 30, 2024 and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively, as research and development expense related to this agreement.

NOTE 9 – INCOME TAXES

As of January 1, 2024, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during the six months ended June 30, 2024 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the six months ended June 30, 2024, and there was no accrual for uncertain tax positions as of June 30, 2024. Tax years from 2020 through 2023 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three and six months ended June 30, 2024 and 2023, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

NOTE 10 - LEASES

The following table summarizes total lease expense during the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amortization of ROU assets - finance lease	$20	$20	$40	$27
Interest on lease liabilities - finance lease	$2	$3	$5	$4
Cash paid for financing lease liabilities	$17	$-	$38	$-
Cash paid for operating lease liabilities	$84	$188	$216	$375
Operating lease expense	$137	$186	$257	$371
Variable lease expense	$-	$20	$4	$42
Short-term lease expense	$1	$1	$1	$1

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes amounts due under lease liabilities and the reconciliation of lease liabilities as of June 30, 2024 (in thousands):

	Lease Obligation
	Finance Lease	Facilities Lease
2024	$44	$272
2025	87	552
2026	87	569
2027	87	239
2028 and thereafter	15	-
Total future undiscounted lease payments	320	1,632
Less: imputed interest	(17)	(140)
Total lease liabilities	$303	$1,492

NOTE 11 – EQUITY INCENTIVE PLANS AND STOCK BASED COMPENSATION EXPENSE

2014 Equity Incentive Plan

In September 2014, Notable’s shareholders approved the adoption of the Employee Share Ownership and Option Plan (2014) (“2014 Plan”) effective as of the closing of Notable’s public offering. Under the 2014 Plan, Notable reserved up to 26,514 Ordinary Shares. The Ordinary Shares to be issued upon exercise of the options confer the same rights as the other Ordinary Shares, immediately upon allotment. Any option which was granted under the 2014 Plan and was not exercised within twenty years from the date when it becomes exercisable, will expire.

2015 Equity Incentive Plan

Notable adopted the 2015 Equity Incentive Plan (the “2015 Plan”) in August 2015, which provides for the granting of ISO, NSO, and restricted shares to employees, directors, and consultants. The 2015 Plan authorized a total of 37,199 shares reserved for future issuance. Under amendments to the 2015 Plan, an additional 160,253 shares in 2017, 141,094 shares in 2019, and 31,450 shares in 2022 were authorized to be reserved for future issuance. As of June 30, 2024, there were 66,975 Ordinary Shares reserved for future issuance pursuant to the 2015 Plan.

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

2024 Employee Share Ownership and Option Plan

Notable adopted the 2024 Employee Share Ownership and Option Plan (the “2024 Plan”) in March 2024, which provides for the granting of ISO, NSO, restricted shares and restricted units to employees, directors, and consultants. The 2024 Plan authorized a total of 4 million shares reserved for future issuance. The shares may be increased automatically (i) on an annual basis on January 1 of each year (unless resolved otherwise by the Board of Directors), such that the number of shares issuable under the Plan shall equal 35% of the Company’s issued and outstanding share capital on a fully diluted basis; and (ii) in the event that any Ordinary Shares would have otherwise returned to the Company’s 2014 Plan, such Ordinary Shares shall be added to the 2024 Plan. As of June 30, 2024, there were 4 million Ordinary Shares reserved for future issuance pursuant to the 2024 Plan.

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

Share Option Awards

The following summarizes stock option activity under all of the Plans:

	Options Outstanding
	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	284,437	$49.67	4.0	$-
Granted	865,299	$1.20	-	-
Cancelled	(154,368)	$67.26	-	-
Outstanding as of June 30, 2024	995,368	$4.80	9.4	$-
Exercisable as of June 30, 2024	136,101	$25.67	7.4	$-
Vested and expected to vest as of June 30, 2024	995,368	$4.80	9.4	$-

No options were exercised during the three and six months ended June 30, 2024 and 5,000 shares were exercised during the three and six months ended June 30, 2023.

During the three and six months ended June 30, 2024, the Company issued in aggregate 810,000 and 865,299 options to purchase the Company’s ordinary shares to board members, employees and consultants under the 2014 Plan and the 2024 Plan. The weighted-average grant date fair value of the options granted during the three and six months ended June 30, 2024, was $1.19 and $1.20 per share. During the three and six months ended June 30, 2023, the Company did not issue any options. Notable estimated the fair value of stock options using the Black-Scholes-Merton option pricing model which requires the use of highly subjective assumptions to determine the fair value of stock-based awards. The fair value of employee and non-employee stock options is recognized as expense on the straight-line basis over the requisite service period of the awards. These assumptions include:

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

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of stock options granted during the six months ended June 30, 2024 was estimated using the following weighted-average assumptions:

2024
Expected term (in years)	10
Risk-free interest rate	4.2% - 4.5%
Expected dividend rate	-%
Expected volatility	168.% - 170.7%

The following table summarizes the components of share-based compensation expense relating to options recognized in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$46	$25	$145	$51
General and administrative	109	177	143	267
Total	$155	$202	$288	$318

As of June 30, 2024, the total share-based compensation expense related to stock awards not yet recognized was $1.3 million and will be recognized over a weighted-average remaining period of approximately 2.8 years.

Restricted Share Awards

The following summarizes restricted stock awards (“RSA”) activity under all of the Plans:

Total RSAs Outstanding

Outstanding as of December 31, 2023	-
Granted	656,235
Cancelled	(15,000)
Outstanding as of June 30, 2024	641,235
Exercisable as of June 30, 2024	-
Vested and expected to vest as of June 30, 2024	641,235

During the three and six months ended June 30, 2024, the Company issued RSAs to purchase 656,235 of the Company’s ordinary shares to Board members and one consultant, with a fair market value of $780,920. None of the RSA’s have vested. Of the restricted share awards to purchase 30,000 of the Company’s ordinary shares issued to the consultant, restricted share awards to purchase 15,000 of the Company’s ordinary shares expired pursuant to their terms.

The vesting terms of 226,235 RSAs are two equal annual installments beginning with the first anniversary of the RSAs, 400,000 of the RSAs are four equal annual installments beginning with the first anniversary of the RSAs and the vesting terms of the remaining 15,000 are contingent on funding of the Company.

The following table summarizes the components of share-based compensation expense relating to RSAs recognized in the Company’s condensed consolidated statement of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$-	$-	$-	$-
General and administrative	763	-	763	-
Total	$763	$-	$763	$-

As of June 30, 2024, the total share-based compensation expense related to stock awards not yet recognized was $0.0 million.

NOTABLE LABS, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – NET LOSS PER SHARE

The following table sets forth the computation of the basic and diluted net loss per share (in thousands except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,219)	$(3,435)	$(8,985)	$(9,707)
Denominator:
Weighted-average ordinary shares outstanding used to compute net loss per share, basic and diluted	9,455,751	970,402	9,235,006	970,297
Net loss per share, basic and diluted:	$(0.55)	$(3.54)	$(0.97)	$(10.00)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of ordinary shares outstanding used to calculate both basic and diluted net loss per share is the same.

NOTE 13 – SUBSEQUENT EVENTS

On July 17, 2024, the Company received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company’s ordinary shares for the 30 consecutive business days from June 3, 2024, to July 16, 2024, the Company no longer meets the minimum bid price requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated interim financial statements and related notes included in this Form 10-Q. Our audited financial statements as of and for the year ended December 31, 2023 have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, and our unaudited condensed consolidated interim financial statements for the periods ended June 30, 2024, or the periods, have been prepared in accordance with U.S. GAAP, “Interim Reporting,” or ASC 270 and Article 10 of Regulation S-X. Unless stated otherwise, comparisons included herein are made to the three or six month period ended on June 30, 2024, or the parallel period. Unless the context requires otherwise, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company”, “Notable,” “we,” “us,” and “our” refer to Notable Labs, Ltd. and its consolidated subsidiaries. You should read the “Risk Factors” section included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and other subsequent SEC filings, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Notable is a clinical-stage platform therapeutics company developing predictive medicines for patients with cancer. Through its proprietary Predictive Medicines Platform or PMP, Notable bio-simulates a patient’s cancer treatment ex vivo (outside of the body) and seeks to precisely predict whether or not an individual patient will clinically respond to their actual treatment. In four independent clinical validation trials with recognized medical centers, an average 97% of PMP predicted responders achieved a clinical response to their actual treatment. To pursue improved medical outcomes compared to traditional precision medicines, PMP does not depend on genetic or other biomarkers. Instead, PMP generates multi-dimensional measures of biological response of cells to drugs and then integrates and translates these data by computational algorithms into a patient response predictor.

PMP is designed to enable Notable to identify and select patients expected to be clinically responsive prior to the initiation of their treatment and potentially enable fast-track therapeutic development in this patient population. Notable utilizes its PMP to evaluate investigational compounds for in-licensing and development or co-development that have shown clinical activity, with the goal of improving patient response and the success, speed and value of developing these compounds, compared with traditional drug development.

Using PMP, Notable targets in-licensing assets that have already demonstrated compelling clinical activity but have been abandoned because the activity was limited to a subset of 10% to 30% of treated patients, a likely hurdle to successful development, regulatory approval, and commercialization. Notable has screened and evaluated hundreds of assets on its PMP platform, and for many of these assets, believes it can predict with relatively high precision which patients will clinically respond. This provides Notable with the opportunity to selectively enroll predicted responders into clinical trials, and thus to fast-track development of these assets selectively in clinical responders delivering higher response rates.

Notable is seeking to create a growing portfolio of predictive medicines using its PMP. PMP has already guided Notable in the selection of its first two candidate predictive medicines, two clinical-stage candidates for development in platform-predicted responders with acute myeloid leukemia (“AML”). Notable’s lead asset derived from PMP is Volasertib, a polo like kinase 1 (“PLK1”) inhibitor proven to induce cell cycle arrest and apoptosis in various cancer cells.

Notable in-licensed Volasertib after extensive analysis on our PMP and has been actively preparing to initiate our Phase 2 study in relapsed/refractory AML (r/r AML). We anticipate initial Phase 2 safety data to begin reading out in the fourth quarter of 2024 with the first patient cohort completion in the first quarter of 2025. We expect initial efficacy data in the first half of 2025.

In addition, Notable is co-developing, with CicloMed LLC (“CicloMed”), Fosciclopirox for patients with AML. This co-development partnership resulted from a successful pre-clinical application of PMP for Fosciclopirox. Notable is also using PMP to identify additional compelling assets for in-licensing and fast-tracking additional assets as it builds out its development pipeline.

By continually advancing and expanding the reach of the PMP across patient segments, diseases and predicted medical outcomes, Notable aims to be the leader in predictive precision medicine and revolutionize the way in which patients seek and receive treatments that are most likely to work best for them – with major impact for patients and the healthcare community.

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

Nasdaq Listing Deficiency Notice

On July 17, 2024, Notable received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), indicating that it was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of Notable’s ordinary shares for the 30 consecutive business days from June 3, 2024, to July 16, 2024, Notable no longer met the minimum bid price requirement.

The Notice has no immediate effect on the listing of Notable’s ordinary shares on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), Notable has been granted a 180-calendar-day compliance period, or until January 13, 2025, to regain compliance with the minimum bid price requirement. During the compliance period, Notable’s ordinary shares will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of our ordinary shares must meet or exceed $1.00 per share for a minimum of ten (10) consecutive business days during the 180-calendar-day grace period. In the event Notable is not in compliance by January 13, 2025, it may be afforded a second 180-calendar-day grace period. To qualify, Notable would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement. If Notable does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that Notable’s ordinary shares will be subject to delisting. Under such circumstances, Notable would have the right to appeal a determination to delist the ordinary shares, and Notable’s ordinary shares would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

Notable intends to monitor the closing bid price for its ordinary shares between now and January 13, 2025, and will consider any such available options to resolve its non-compliance with the minimum bid price requirement as may be necessary. No determination regarding Notable’s response has been made at this time. There can be no assurance that Notable will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria. If Notable fails to satisfy any other continued listing requirements of Nasdaq, such as the corporate governance requirements, Nasdaq may also take steps to delist the ordinary shares. Such a delisting would likely have a negative effect on the price of Notable’s ordinary shares and would impair an investor’s ability to sell or purchase the ordinary shares when they wish to do so. In the event of a delisting, Notable can provide no assurance that any action taken by it to restore compliance with listing requirements would allow Notable’s ordinary shares to become listed again, stabilize the market price or improve the liquidity of its ordinary shares, prevent the ordinary shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Financial Overview

Revenues and Cost of Revenues

Notable does not expect to generate any material revenue from the sale of any products unless or until Notable obtains regulatory approval of and commercializes any of its therapeutic products.

Notable continued to perform certain diagnostics services on a limited basis as an outsourced provider through the six months ended June 30, 2024, but such activities do not represent its major and ongoing central operations and Notable does not expect to derive any material revenue as a result.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of June 30, 2024 and December 31, 2023. Notable has not recorded any contract assets as of June 30, 2024 and December 31, 2023, and as of June 30, 2024 Notable had not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial costs of services and are recorded in operating expenses.

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

Notable expects to significantly increase its research and development efforts by conducting the remaining studies necessary for the development and approval of Volasertib and Fosciclopirox. Future research and development expenses may include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses, share-based compensation, overhead related expenses and travel related expenses for Notable’s research and development personnel;

●	expenses incurred under agreements with CROs, as well as consultants that support the implementation of the clinical studies described above;

●	manufacturing and packaging costs in connection with conducting clinical trials and for stability and other studies required to support the NDA filing as well as manufacturing drug product for commercial launch;

●	formulation, research and development expenses related to the PMP, Volasertib and Fosciclopirox and other products Notable may choose to develop; and

●	costs for sponsored research.

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

Income Taxes

For the six months ended June 30, 2024 and 2023, no income tax expense or benefit was recognized. Notable’s deferred tax assets are comprised primarily of net operating loss carryforwards. At June 30, 2024, Notable had federal and state net operating loss carryforwards of approximately $130.8 million and foreign net operating loss carryforwards of $264.2 million. Notable maintains a full valuation allowance on its deferred tax assets since Notable has not yet achieved sustained profitable operations and does not expect taxable income in the near future. As a result, Notable has not recorded any income tax benefit since its inception.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

The following table sets forth Notable’s results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (in thousands):

			2024
	Three Months ended June 30,		Increase
	2024	2023	(Decrease)
Services revenue	$2	$-	$2
Cost of services	-	-	-
Operating expenses:
Research and development	2,354	1,054	1,300
General and administrative	3,028	1,932	1,096
Loss from operations	(5,380)	(2,986)	(2,394)
Other income (expense), net
Change in fair value of SAFEs	-	(858)	858
Change in fair value of warrant liability	100	408	(308)
Other income	61	1	60
Net loss	$(5,219)	$(3,435)	$(1,784)

Services Revenue

Services revenue increased from $0 to $2 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase of $2 thousand was the result of Notable’s performing diagnostic services for others.

Research and Development Expenses

Research and development expenses increased $1.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The change was primarily due to the increases and decreases in the following programs (in thousands):

			2024
	Three Months ended June 30,		Increase
	2024	2023	(Decrease)
Predictive Medicines Platform (“PMP”)	$244	$195	$49
Medical affairs	20	-	20
Scientific projects	747	859	(112)
Volasertib	1,343	-	1,343
Total	$2,354	$1,054	$1,300

Reclassification—Certain prior year amounts have been reclassified to conform to the three months ended June 30, 2024 presentation.

PMP expenses are costs necessary to support the PMP platform. PMP expenses remained materially consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The immaterial increase is primarily related to payroll costs.

Medical affairs expenses include costs of clinical planning. Medical affairs expenses remained materially consistent for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The immaterial increase related primarily to establishing relationships for the Volasterib project.

Scientific projects are exploratory research and development projects. The decrease in scientific project expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, were a result of costs associated with the Fosciclopirox program during the three months ended June 30, 2023 that were not incurred during the three months ended June 30, 2024.

Volasertib is a small molecule with certain uses related to cancer. The increase in the Volasertib expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 related to preparation for the start of the clinical trial.

General and Administrative Expenses

General and administrative expenses increased to $3.0 million from $1.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase of $1.1 million, or 56.7%, was due primarily to increases in payroll related expenses of 0.1 million, or 5.2%; consulting fees of $0.3 million, or 14.6%; business development expenses of $0.1, or 5.3%; directors and officers insurance of $0.3 million, or 16.7% and share-based compensation of $0.7 million or 38.4%; partially offset by decreases in legal and professional fees primarily related to the merger for the three months ended June 30, 2023 that were non-recurring during the three months ended June 30, 2024 of $0.4 million, or 21.5%; and facilities expenses of $0.1 million, or 5.3% resulting from repurposing of space for research and development activities.

Other Income (Expense), Net

Other income (expense), net, increased to $0.2 million of other income, net, from $0.4 million of other expense, net for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase of $0.6 million, or 135.8%, was primarily due to the increase in the unrealized loss of convertible debt of $0.9 million during the three months ended June 30, 2023 not recurring during the three months ended June 30, 2024, the decrease in the derivative fair value of the Series C SAFE warrant liability of $0.4 million during the three months ended June 30, 2023 not recurring during the three months ended June 30, 2024 and the increase in interest income during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Net Loss

Net loss increased to $5.2 million from $3.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase of $1.8 million, or 51.9%, was due to the factors described above.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth Notable’s results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (in thousands):

			2024
	Six Months ended June 30,		Increase
	2024	2023	(Decrease)
Services revenue	$3	$-	$3
Cost of services	-	-	-
Operating expenses:
Research and development	3,904	2,650	1,254
General and administrative	5,317	5,855	(538)
Loss from operations	(9,218)	(8,505)	(713)
Other income (expense), net
Change in fair value of SAFEs	-	(2,723)	2,723
Change in fair value of warrant liability	111	1,504	(1,393)
Other income	122	17	105
Net loss	$(8,985)	$(9,707)	$(722)

Services Revenue

Services revenue increased from $0 to $3 thousand for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase of $3 thousand was the result of Notable’s performing diagnostic services for others.

Research and Development Expenses

Research and development expenses increased $1.3 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The change was primarily due to the increases and decreases in the following programs (in thousands):

			2024
	Six Months ended June 30,		Increase
	2024	2023	(Decrease)
Predictive Medicines Platform (“PMP”)	$460	$434	$26
Medical affairs	21	-	21
Scientific projects	1,564	1,753	(189)
Volasertib	1,859	463	1,396
Total	$3,904	$2,650	$1,254

Reclassification—Certain prior year amounts have been reclassified to conform to the six months ended June 30, 2024 presentation.

PMP expenses are costs necessary to support the PMP platform. PMP expenses remained materially consistent for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The immaterial increase is primarily related to payroll costs.

Medical affairs expenses include costs of clinical planning. Medical affairs expenses remained materially consistent for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The immaterial increase related primarily to establishing relationships for the Volasterib project.

Scientific projects are exploratory research and development projects. The decrease in scientific project expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, were primarily a result of costs associated with the Fosciclopirox program during the six months ended June 30, 2023 that were not incurred during the six months ended June 30, 2024.

Volasertib is a small molecule with certain uses related to cancer. The increase in the Volasertib expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 related to preparation for the start of the clinical trial.

General and Administrative Expenses

General and administrative expenses decreased to $5.3 million from $5.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease of $0.5 million, or 9.2%, was due primarily to decreases in consulting fees of $0.1 million, or 2.3%; legal and professional fees primarily related to the merger for the six months ended June 30, 2023 that were non-recurring during the six months ended June 30, 2024 of $2.2 million, or 37.9%; facilities expenses of $0.2 million, or 2.9% resulting from repurposing of space for research and development activities; partially offset by increases in payroll related expenses of 0.1 million, or 2.1%; business development expenses of $0.2, or 2.9%; directors and officers insurance of $0.7 million, or 11.9%; board of director fees of $0.2 million or 4.2% and stock based compensation of $0.7 million or 11.7%.

Other Income (Expense), Net

Other income (expense), net, increased to $0.2 million of other income, net, from $1.2 million of other expense, net for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase of $1.4 million, or 119.5%, was primarily due to the increase in the unrealized loss of convertible debt of $2.7 million during the six months ended June 30, 2023 not recurring during the six months ended June 30, 2024, the decrease in the derivative fair value of the Series C SAFE warrant liability of $1.4 million during the six months ended June 30, 2023 not recurring during the six months ended June 30, 2024 and the increase in interest income during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Net Loss

Net loss decreased to $9.0 million from $9.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease of $0.7 million, or 7.4%, was due to the factors described above.

Liquidity, Capital Resources, and Financial Requirements

Overview

For the period from inception through June 30, 2024, Notable has incurred losses and negative cash flows from operations mainly attributable to its development efforts and has an accumulated deficit of $91.3 million. Notable has financed its operations primarily through the issuance of equity securities and through the cash inflow as a result of the Merger completed on October 16, 2023. Notable does not expect to have positive cash flow for the foreseeable future and does not believe the existing cash resources will be sufficient to sustain operations during the next twelve months. We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the development of our products, and execute the business plan. If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. The issuance of additional equity would result in dilution to existing shareholders. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations. Even if we are successful in generating sufficient revenue or in raising sufficient capital in order commercialize our products, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations.

As of August 9, 2024, Notable has cash and cash equivalents of $3.2 million. Based on the current cash position and the Company’s planned expense run rate, management believes Notable will be able to finance its operations through September 2024. Notable has based this estimate on assumptions that may prove to be wrong and may deplete its capital resources sooner than it expects.

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

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover, due to changes in technology, new product announcements and competitive pressures, we may be required to change the current plans.

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

If Notable raises additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, Notable may be required to relinquish valuable rights to Notable’s technologies, future revenue streams, research programs or proposed products, or to grant licenses on terms that may not be favorable to Notable. If Notable is unable to raise additional funds through equity or debt financings when needed, Notable may be required to delay, limit, reduce or terminate Notable’s drug development or future commercialization efforts or grant rights to develop and market any future product, that Notable would otherwise prefer to develop and market itself.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

The following table sets forth the primary sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months ended June 30,
	2024	2023	Change
Cash used in operating activities	$(7,271)	$(5,833)	$(1,438)
Cash used in investing activities	(15)	(30)	15
Cash provided by (used in) financing activities	(344)	6,178	(6,522)

Net increase (decrease) in cash and cash equivalents	$(7,630)	$315	$(7,945)

Cash Flows used in Operating Activities

Net cash used in operating activities was $7.3 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively, representing an increase of $1.4 million or approximately 24.6%. The increase was primarily due to increased expenses in planning for the start of the clinical trial.

Cash Flows used in Investing Activities

Net cash used in investing activities was $0 million for the six months ended June 30, 2024 and 2023.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended June 30, 2024 and net cash provided by financing activities was $6.2 million for the six months ended June 30, 2023, representing a decrease of $6.5 million. For the six months ended June 30, 2023, the increase primarily represents net proceeds from issuance of SAFE Agreements, which were not recurring during the six months ended June 30, 2024.

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

Stock-Based Compensation Expense

We have adopted the fair value recognition provisions contained in Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

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

Revenue Recognition

During the six months ended June 30, 2024, Notable’s central revenue generating activities and performance obligations consisted of performing diagnostic services using its proprietary platform that was utilized by entities primarily engaged in their own research and development efforts to identify therapeutic combinations in a more targeted and efficient method of drug discovery. These activities do not represent its major and ongoing central operations.

Notable recognizes revenue from diagnostic services in the amount that reflects the consideration that it expects to be entitled as Notable performs its obligation under a contract with a customer by processing diagnostic tests on laboratory samples and making the test results available to its customers. Revenue is recorded considering a five-step revenue recognition model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when, or as, an entity satisfies a performance obligation. Notable generally has a contract or a purchase order from a customer with the specified required terms, including the number of diagnostic samples to be performed. Notable has not received any advance payments for which there are any remaining performance obligations. Accordingly, no deferred revenue is recorded as of June 30, 2024 and December 31, 2023. Notable has not recorded any contract assets as of June 30, 2024 and December 31, 2023 as Notable has not completed any performance obligations for which it has not been able to bill its customers. Material costs of services revenue are recorded as costs of sales and immaterial costs of services are recorded in operating expenses.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2024. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Please refer to the Risk Factors in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2023. There have been no material changes to such matters during the quarter ended June 30, 2024, except as follows:

We are not in compliance with Nasdaq’s minimum bid price requirement and if we fail to regain compliance our ordinary shares would be delisted, which could adversely affect the liquidity of our ordinary shares and our ability to raise additional capital.

On July 17, 2024, we received a written notification (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”), indicating that we were not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our ordinary shares for the 30 consecutive business days from June 3, 2024, to July 16, 2024, we no longer meet the minimum bid price requirement.

The Notice has no immediate effect on the listing of our ordinary shares on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180-calendar-day compliance period, or until January 13, 2025, to regain compliance with the minimum bid price requirement. During the compliance period, our ordinary shares will continue to be listed and traded on the Nasdaq Capital Market. To regain compliance, the closing bid of our ordinary shares must meet or exceed $1.00 per share for a minimum of ten (10) consecutive business days during the 180-calendar-day grace period.

In the event we are not in compliance by January 13, 2025, we may be afforded a second 180-calendar-day grace period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price requirement.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our ordinary shares will be subject to delisting. Under such circumstances, we would have the right to appeal a determination to delist our ordinary shares, and our ordinary shares would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

We intend to monitor our closing bid price for our ordinary shares between now and January 13, 2025, and will consider any such available options to resolve our non-compliance with the minimum bid price requirement as may be necessary. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If we fail to satisfy any other continued listing requirements of Nasdaq, such as the corporate governance requirements, Nasdaq may also take steps to delist our ordinary shares. Such a delisting would likely have a negative effect on the price of our ordinary shares and would impair your ability to sell or purchase our ordinary shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our ordinary shares to become listed again, stabilize the market price or improve the liquidity of our ordinary shares, prevent our ordinary shares from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 9, 2024, Notable Labs, Inc. a wholly-owned subsidiary of Notable Labs, Ltd. (“Notable”) entered into a Second Amended and Restated Employment Agreement with Thomas A. Bock, Notable’s Chief Executive Officer (the “2024 CEO Agreement”). The 2024 CEO Agreement is in accordance with the economic terms previously approved pursuant to Israeli law by Notable’s shareholders at the special meeting of shareholders on March 22, 2024 and superseded and replaced Dr. Bock’s prior employment agreement dated April 30, 2021.

The 2024 CEO Agreement has no fixed term, has an effective date of April 1, 2024, and includes the following terms and conditions: (i) Dr. Bock’s salary was increased to $525,000 and may be adjusted from time to time thereafter at the discretion of Notable’s Board of Directors (the “Board”), (ii) Dr. Bock shall be entitled to receive a target annual bonus equivalent to sixty-five percent (65%) of his annual base salary (as in effect from time to time), which annual bonus shall be awarded, if at all, at the discretion of the Board based upon metrics to be mutually agreed upon by Dr. Bock and the Board, (iii) Dr. Bock will be eligible for short-term and long-term incentive compensation, including equity compensation, which will be determined by the Board and Notable’s shareholders, and (iv) reimbursement for travel expenses from Dr. Bock’s residence in San Diego, California to Notable’s business location in Foster City, CA, subject to a maximum of one thousand five hundred dollars ($1,500) per week and reimbursement of all other ordinary and reasonable out-of-pocket business expenses.

Notwithstanding the foregoing, with respect to calendar year 2024, Dr. Bock’s annual cash bonus earned, if any, shall be prorated by multiplying it by a fraction, the numerator of which equals the number of days that he was employed by Notable Labs, Inc. from April 1, 2024 through the end of the 2024 calendar year and the denominator of which equals 365.

In the event that Dr. Bock’s employment is terminated by Notable Labs, Inc. other than for Cause (as defined in the 2024 CEO Agreement), or by Dr. Bock for Good Reason (as defined in the 2024 CEO Agreement), then, in addition to any accrued but unpaid amounts and the annual bonus (if deemed earned), Dr. Bock shall receive: (i) a lump sum payment equal to his then-current annual base salary, less all customary and required taxes and employment-related deductions, commencing on the first payroll date following the date on which he provides a customary release and such release becomes effective and non-revocable but not more than seventy (70) days after the effective date of termination, (ii) continued medical insurance coverage with the premium for such benefits paid by Notable Labs, Inc. until the earlier to occur of (A) twelve (12) months following Dr. Bock’s termination date, or (B) the date he becomes eligible for medical benefits with another employer.

In the event that a Change of Control of Notable (as defined in the 2024 CEO Agreement) occurs and within a period of one (1) year following the Change of Control, or ninety (90) days preceding the earlier to occur of a Change of Control or the execution of a definitive agreement the consummation of which would result in a Change of Control, Dr. Bock’s employment is terminated other than for Cause, or Dr. Bock terminates his employment for Good Reason, then, in addition to any accrued but unpaid amounts and the annual bonus (if deemed earned), Dr. Bock shall receive: (i) a lump sum payment equal to his then-current annual base salary, less all customary and required taxes and employment-related deductions, commencing on the first payroll date following the date on which he provides a customary release and such release becomes effective and non-revocable but not more than seventy (70) days after the effective date of termination, (ii) on the date of termination of his employment, Dr. Bock shall become fully vested in any and all outstanding equity awards with a time-based vesting schedule outstanding as of the date of his termination and his time to exercise any time-based equity interests shall be extended for twelve (12) months following the termination date, and (iii) continued medical insurance coverage with the premium for such benefits paid by Notable Labs, Inc. until the earlier to occur of (A) twelve (12) months following Dr. Bock’s termination date, or (B) the date he becomes eligible for medical benefits with another employer.

The 2024 CEO Agreement also obligates Dr. Bock to continue to abide by the terms of his proprietary inventions and assignment agreement, which remains in effect.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Second Amended and Restated Employment Agreement with Thomas Bock dated August 9, 2024.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management compensation plan, agreement or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NOTABLE LABS, LTD.

Date: August 14, 2024	By:	/s/ Thomas A. Bock
Thomas A. Bock
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer (Principal Financial and Accounting Officer)

